Form 10-Q
period 1994-10-22
RISER FOODS INC /DE/
filed 1994-12-05
CIK 832177

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C.  20549

                                 FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 22, 1994

                                   or

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from

                       Commission File No.  1-9914


                             RISER FOODS, INC.
          (Exact name of Registrant as specified in its charter)


                 Delaware                                   34-1570363
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)


             5300 Richmond Road, Bedford Heights, Ohio  44146
                 (Address of principal executive offices)


   Registrant's telephone number, including area code:    (216) 292-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES        X           NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
                                                   November 25, 1994
     Class A Common Stock, $.01 Par Value            8,678,917
     Class B Common Stock, $.01 Par Value              955,613

                 Sequential Page 2 of 14




                    PART I.  FINANCIAL INFORMATION


 Item 1.   Financial Statements



                    RISER FOODS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands of dollars)


                                                    10/22/94     7/2/94
                                                   ----------  ----------
                    ASSETS                         (unaudited)
 CURRENT ASSETS:
      Cash and cash equivalents                    $   3,245   $   4,376
      Trade accounts receivable, net                  38,312      38,460
      Inventories                                     73,554      74,279
      Deferred income taxes                            6,583       6,583
      Prepaid expenses                                 4,386       4,854
                                                   ----------  ----------
                                                     126,080     128,552

 PROPERTY, EQUIPMENT AND CAPITAL LEASES              179,849     173,841
      Less-Allowances for depreciation, amorti-
      zation and loss on disposal of fixed assets     70,247      65,308
                                                   ----------  ----------
                                                     109,602     108,533

 OTHER ASSETS:
      Notes receivable                                 9,631      10,851
      Deferred income taxes                            7,062       7,062
      Other                                            2,659       2,519
                                                   ----------  ----------
                                                      19,352      20,432
                                                   ----------  ----------
 TOTAL ASSETS                                      $ 255,034   $ 257,517
                                                   ==========  ==========

               Sequential Page 3 of 14




                                                    10/22/94     7/2/94
                                                   ----------  ----------
                                                   (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $  52,375   $  45,614
     Accrued expenses                                 27,586      29,911
     Current portion of long-term liabilities         10,035      10,035
                                                   ----------  ----------
                                                      89,996      85,560
LONG-TERM LIABILITIES:
     Debt                                             62,091      71,274
     Capital lease obligations                        13,223      12,404
     Self insurance reserves                          10,560      10,531

OTHER LIABILITIES                                     12,329      13,067

STOCKHOLDERS' EQUITY:
     Preferred Stock--18,044 shares                    1,804       1,804
     Class A Common Stock--7,125,287 shares               71          71
     Class B Common Stock--955,613 shares                 10          10
     Paid-in capital                                  35,546      35,546
     Retained earnings                                29,404      27,250
                                                   ----------  ----------
                                                      66,835      64,681
                                                   ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 255,034   $ 257,517
                                                   ==========  ==========








   The accompanying Notes to Consolidated Condensed Financial Statements
               are an integral part of these balance sheets.


               Sequential Page 4 of 14



                    RISER FOODS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (In thousands of dollars, except share and per share data)
                                (unaudited)


                                             Sixteen Weeks Ended
                                         10/22/94          10/23/93
                                       ------------      ------------
 NET SALES                             $   346,701       $   327,973

 COST OF GOODS SOLD                        279,361           264,912
                                       ------------      ------------
      Gross profit                          67,340            63,061

 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  61,815            57,645
                                       ------------      ------------
      Operating income                       5,525             5,416

 INTEREST EXPENSE, NET                      (1,905)           (1,980)
                                       ------------      ------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE
   AND INCOME TAXES                          3,620             3,436

 PROVISION FOR INCOME TAXES                  1,430             1,350
                                       ------------      ------------
 NET INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE         2,190             2,086

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE:
     Accounting for income taxes               -               6,866
                                       ------------      ------------

 NET INCOME                                  2,190             8,952

 LESS PREFERRED STOCK DIVIDENDS                 36                36
                                       ------------      ------------
 NET INCOME FOR COMMON
   STOCKHOLDERS                        $     2,154       $     8,916
                                       ============      ============

               Sequential Page 5 of 14






                                             Sixteen Weeks Ended
                                         10/22/94          10/23/93
                                       ------------      ------------

PER SHARE DATA:
  NET INCOME BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                          $       .27       $       .25

  CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE:
      Accounting for income taxes              -                 .85
                                       ------------      ------------

  NET INCOME PER COMMON SHARE          $       .27       $      1.10
                                       ============      ============

  DIVIDENDS PER COMMON SHARE           $       -         $       -
                                       ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                     8,080,900         8,080,901
                                       ============      ============











   The accompanying Notes to Consolidated Condensed Financial Statements
                 are an integral part of these statements.

          Sequential Page 6 of 14

                    RISER FOODS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (unaudited)



                                             Sixteen Weeks Ended
                                         10/22/94          10/23/93
                                       ------------      ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                       $    2,190        $     8,952
      Adjustments to reconcile net
        income to net cash provided
        by (used for) operating
        activities:
          Depreciation and amortization     5,185              4,496
          Cumulative effect of change
            in accounting principle            -              (6,866)
          Changes in assets and
            liabilities                     5,979             (9,136)
                                       ------------      ------------
        Net cash provided by (used
          for) operating activities        13,354             (2,554)

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets            (6,083)           (10,309)
      Proceeds from sale of fixed
        assets                                 52                426
                                       ------------      ------------
        Net cash used for investing
          activities                       (6,031)            (9,883)
                                       ------------      ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under revolving
        lines of credit                   195,488            189,011
      Repayments of revolving lines
        of credit                        (204,165)          (178,842)
      Additions to mortgage notes
        payable                               -                2,608
      Debt repayments                        (560)              (951)
      Additions to capital lease
        obligations                         1,425                -
      Repayments of capital lease
        obligations                          (606)              (504)
      Preferred stock dividends               (36)               (36)
                                       ------------      ------------
        Net cash provided by (used
          for) financing activities        (8,454)            11,286
                                       ------------      ------------


                Sequential Page 7 of 14







                                             Sixteen Weeks Ended
                                         10/22/94          10/23/93
                                       ------------      ------------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                      (1,131)           (1,151)

CASH AND CASH EQUIVALENTS, AT
  BEGINNING OF PERIOD                        4,376             4,394
                                       ------------      ------------
CASH AND CASH EQUIVALENTS, AT
  END OF PERIOD                        $     3,245       $     3,243
                                       ============      ============
SUPPLEMENTAL DATA:
  Interest Paid                        $     2,011       $     1,564
                                       ============      ============
  Income Taxes Paid                    $     1,340       $     1,941
                                       ============      ============


















  The accompanying Notes to Consolidated Condensed Financial Statements
                are an integral part of these statements.

                Sequential Page 8 of 14


                    RISER FOODS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             OCTOBER 22, 1994


(1)  Basis of Presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the sixteen weeks ended October 22, 1994 are not necessarily indicative of the results for the fiscal year ending July 1, 1995. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair statement of the financial position at the dates indicated and of the results for the interim periods indicated.

(2)  Debt:

     The Company's bank credit facilities (the Facilities), which were increased by $10 million during the first quarter of 1995, provide for revolving lines of credit and letters of credit up to an aggregate of $71 million and a term loan which currently has $9.4 million outstanding. The Company increased its availability to meet the needs of its capital expenditure plan. The Facilities are secured by substantially all of the Company's assets. Borrowings under the revolving lines of credit are due in June 1996 but may be extended to June 1998 upon consent of the banks. Borrowings under the lines of credit and term loan accrue interest at .25% over the Bank's Prime Interest Rate. Facilities' fees and interest are paid monthly. Available unused borrowing capacity under the Facilities at October 22, 1994 was approximately $21.3 million.

(3)  Change in Accounting Principle - Accounting for Income Taxes:

     During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SEAS No. 109). This Statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used. The Company elected not to restate prior years' financial statements. The cumulative effect of this accounting change was to increase 1994 first quarter earnings by $6,866,000 or $.85 per share. The cumulative effect is principally the result of benefiting the expected utilization of tax net operating loss carryforwards (NOLs) and the adjustment of deferred tax balances to reflect changes in statutory rates.

               Sequential Page 9 of 14

     Significant components of the Company's net deferred tax asset as of October 22, 1994 and July 2, 1994 are as follows (in thousands):


          DEFERRED TAX LIABILITIES:
               Property, equipment
                 and capital leases              $ (5,619)
               State and local taxes other
                 than income                         (459)
                                                 ---------
                                                   (6,078)

          DEFERRED TAX ASSETS:
               Reserve for uncollectible
                 accounts                           1,280
               Closed facilities reserves           6,123
               Self insurance reserves              4,858
               Employees' retirement benefits       1,058
               Accruals not currently deductible    2,296
               Net operating loss carryforwards     7,782
               Other                                  974
                                                 ---------
                                                   24,371
          VALUATION ALLOWANCE                      (4,648)
                                                 ---------
          NET DEFERRED TAX ASSET                 $ 13,645
                                                 =========

     The Company has gross NOLs totaling $22,890,000 which expire as follows (in thousands):


                         Year                NOL
                         2000             $   643
                         2001              16,859
                         2002               5,388
                                          --------
                                          $22,890
                                          ========

SFAS No. 109 requires that the tax benefit of such NOLs be recognized as an asset to the extent the Company assesses the utilization of such NOLs to be "more likely than not". Based upon the Company's history of prior earnings, expectation for future earnings and tax regulations which limit the annual amount of NOLs available for deduction, the Company does not believe the entire amount of NOLs will be utilized before they expire. As such, a valuation reserve of $4,648,000 has been established due to the uncertainty of future NOL realization.

     The Company's Statements of Operations for the sixteen weeks ended October 22, 1994 and October 23, 1993 reflect net income tax provisions at the various statutory income tax rates to which the Company is subject.
There were no significant differences between financial reporting and taxable income.

  Sequential Page 10 of 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales increased 5.71% during the first quarter of 1995. The increase in sales is primarily attributed to increased sales related to a full quarter's operation of the Company's Health and Beauty Care/General Merchandise (HBC/GM) distribution facility, favorable results associated with its retail remodeling and restructuring plan and an improving economic environment in the Company's primary market area, northeast Ohio and western Pennsylvania.

     Wholesale sales during the first quarter of 1995 have increased 7.06% over the same period last year. The Company acquired an HBC/GM distribution facility from its former HBC/GM supplier midway through the first quarter of 1994, increasing its product offerings and adding approximately 150 Hills Department Stores as new customers. Sales related to this facility and a full 16 weeks of operations during 1995 accounted for 3.3% of the Company's wholesale sales increase.

     The strengthening of the economy in the Company's primary market area also benefitted the independent retailers supplied by the Company's distribution facilities, thereby increasing wholesale sales. The Company is continuing to seek additional sales via increased sales penetration to existing customers, especially in perishable and HBC/GM product lines, and the addition of new wholesale customers outside of its existing distribution territory.

     Sales in Company-operated retail stores have increased 4.52% over the prior year. Sales in Company-operated retail stores operating the same 16 weeks in both years increased 4.3%. Same-store sales gains in the Company-operated retail stores are attributed to the continued remerchandising of Company-operated retail stores, the success of the Company's retail remodeling and restructuring plan and an improving economic environment. The loss of sales associated with the closing of six Company-operated retail stores between years was partially offset by the acquisition of two additional Company-operated retail stores in May 1994.

     As part of the Company's program to remodel and remerchandise Company-operated retail stores, the Company introduced its first Marketplace store format during the first quarter of 1994. The Company converted two former Rini-Rego stores to the Marketplace format in late 1994 and its fourth Marketplace conversion occurred in the first quarter of 1995. The Company's Marketplace stores are larger, approximately 70,000 square feet, and meet the consumers basic grocery needs while offering expanded product lines, with emphasis on high quality perishable departments, and a variety of full service, customer oriented departments. The success of the Marketplace format and other remodeling and remerchandising programs were realized during the current year.

     Late in the first quarter of 1995, Stop-N-Shop Supermarkets, which include the Company's Rini-Rego and Marketplace stores, launched a new target
marketing campaign:  Preferred Shoppers Club.   Area shoppers receive a
Preferred Shoppers Club card which entitles them to extra markdowns below weekly sales prices. This program is the first of its kind in northeast Ohio
                             Sequential Page 11 of 14

and allows the Company to offer its customers greater value and will ultimately enhance its ability to track and understand the buying habits and purchasing preferences of our customers.

     Company-operated retail store sales increases were also favorably impacted by the Company's restructuring plan. As part of the restructuring, certain non-core stores were closed, while core stores were remodeled and other locations were consolidated to larger retail facilities. The Company closed one store and completed the conversion of an other store to the Marketplace store format during the first quarter of 1995.

     Gross profit, as a percentage of sales, increased from 19.23% in the first quarter of 1994 to 19.42% in 1995. The continuing trend of a shift in the Company's sales mix from sales in Company-operated retail stores to sales to independently-operated retail stores, which carry a lower gross profit, was offset by the favorable impact of remerchandising Company-operated retail stores, the easing of deflationary pressures in certain food categories and improved procurement opportunities.

     Selling, general and administrative (SG&A) expenses, as a percentage of sales, increased between years from 17.58% to 17.83% during the first quarter. The Company's programs to remodel and remerchandise Company-operated retail stores, while improved gross profit percentages, also demanded higher SG&A costs, particularly in occupancy and depreciation. Additionally, the Company incurred higher labor costs associated with the Company's incentive programs which are tied to the Company's performance. These increases more than offset declines in SG&A related to the shift in sales to independently-operated retail stores, which carry lower SG&A percentages, and the disposition of Company-operated retail stores which operated at high SG&A percentages.

     Interest expense, net, decreased $75,000 in the first quarter of 1995 compared to 1994. This decrease was related to lower borrowing levels under the Company's bank credit facilities and lower fixed debt levels as a result of scheduled debt repayments. Lower borrowing levels were associated with Company programs to decrease its inventory investment in its distribution facilities. At October 22, 1994, distribution inventory levels were approximately 23% lower than that of the previous year. Lower debt levels were partially offset by increases in the Company's average interest rate under its bank credit facilities, from 6.00% in the first quarter of 1994 to 7.55% in the current year. The increase in the average interest rate was related to increases in the bank's prime lending rate.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). This statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used.
The Company adopted the provision of SFAS No. 109 during the first quarter of 1994. The Company elected not to restate prior year's financial statements and recorded the cumulative effect of the accounting change. As a result, the Company recorded an income item of $6.9 million to reflect the cumulative effect of the change in accounting for income taxes. See Note (3) of the Notes to Consolidated Condensed Financial Statements for a further discussion.

               Sequential Page 12 of 14


     The Company provided income taxes at an effective rate of 39.5% in the first quarter of 1995 compared to 39.3% in fiscal 1994. Taxes were provided at the various statutory income tax rates to which the Company is subject.

Liquidity and Sources of Capital

     The Company's primary source of capital has historically come from internally generated funds. Working capital requirements traditionally have increased during the first quarter to meet the needs of second quarter holiday sales. During the current year, Company programs to manage distribution inventory levels greatly reduced this trend, converting excess inventory levels to cash. Greater working capital requirements associated with the Company's HBC/GM acquisition and new wholesale customer financing increased the Company's utilization of its revolving credit facilities in fiscal 1994.

     Operating activities generated $13.4 million of cash compared to utilizing $2.6 million in the prior year. This increase in cash from operations was a function of lower working capital requirements associated with the above mentioned reduction in distribution inventory levels, which decreased from $94.8 million at October 23, 1993 to $80.6 million at October 22, 1994, and a decrease in the level of wholesale customer financing.

     Cash flow from operations included net income of $2.2 million and non-cash charges for depreciation and amortization of $5.2 million and provision for LIFO of $.6 million. Significant balance sheet changes included increases in accounts payable of $6.8 million, coupled with decreases in accounts and notes receivable of $1.4 million, offset by decreases in accrued expenses and other liabilities of $3.1 million.

     Working capital decreased to $36.1 million at the end of the first quarter of 1995 from $43.0 million at the end of 1994, principally representing a decline in the Company seasonal inventory build. The Company's ratio of current assets to current liabilities also decreased to 1.40:1 at the end of the first quarter of 1995 from 1.50:1 at the end of 1994. The Company's ratio of liabilities to equity also improved from 2.98:1 at the end of 1994 to 2.82:1 at the end of the first quarter of 1995. These trends were consistent with the reduction in working capital demands noted above.

     In the first quarter of 1995, the Company utilized $6.1 million of cash flow for capital expenditures compared to $10.3 million over the same period last year. The Company maintained levels of capital expenditures consistent with last year: for the enhancement of its retail core-stores ($4.4 million), upgrades of its data processing systems and corporate equipment ($.8 million) and improved distribution facilities and equipment ($.9 million). The decline between years was primarily associated with acquisition of the HBC/GM distribution facility during the first quarter of 1994.

                Sequential Page 13 of 14

     The level of capital expenditures for 1995 is expected to be higher than 1994. The Company completed one store remodel during the first quarter and three additional stores were in progress. Additionally, the Company is required, pursuant to the terms of its leases, to purchase its Aurora Road warehouse facility and Cash-N-Carry branch in June 1995 for $6 million. The Company believes that cash flow from operations and the unused portion of the bank credit facilities ($21.3 million at the end of the first quarter of 1995) will adequately fund planned capital expenditures, normal ongoing business activities and debt principle repayments.



                         PART II OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                Sequential Page 14 of 14



                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       RISER FOODS, INC.
                                         (Registrant)






                                        /s/ Anthony C. Rego
December 2, 1994                  By:  Anthony C. Rego
                                       Chairman of the Board and
                                       Chief Executive Officer





                                        /s/ Ronald W. Ocasek
December 2, 1994                  By:  Ronald W. Ocasek
                                       Senior Vice President,
                                       Chief Financial Officer and
                                       Treasurer