Form 10-Q
period 1995-01-14
RISER FOODS INC /DE/
filed 1995-02-27
CIK 832177

Sequential Page 1 of 14


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.  20549

                               FORM 10-Q


     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended January 14, 1995

                                  or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                              Outstanding at
                                             February 20, 1995

     Class A Common Stock, $.01 Par Value       8,678,917
     Class B Common Stock, $.01 Par Value         955,613

PAGE

                                   Sequential Page 2 of 14



                      PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements



                    RISER FOODS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands of dollars)



                                                   1/14/95      7/2/94
                    ASSETS                        ----------  ----------
                                                  (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                    $   3,567   $   4,376
     Trade accounts receivable, net                  39,873      38,460
     Inventories                                     69,683      74,279
     Deferred income taxes                            6,583       6,583
     Prepaid expenses                                 6,141       4,838
                                                  ----------  ----------
                                                    125,847     128,536

PROPERTY, EQUIPMENT AND CAPITAL LEASES              188,412     173,841
     Less-Allowances for depreciation, amorti-
     zation and loss on disposal of fixed assets     73,545      65,308
                                                  ----------  ----------
                                                    114,867     108,533

OTHER ASSETS:
     Notes receivable                                10,394      10,851
     Deferred income taxes                            7,062       7,062
     Other                                            2,735       2,535
                                                  ----------  ----------
                                                     20,191      20,448
                                                  ----------  ----------
TOTAL ASSETS                                      $ 260,905   $ 257,517
                                                  ==========  ==========










                                   Sequential Page 3 of 14


                                                   1/14/95      7/2/94
                                                  ----------  ----------
                                                  (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                             $  52,131   $  45,614
     Accrued expenses                                35,044      29,911
     Current portion of long-term liabilities        11,471      10,035
                                                  ----------  ----------
                                                     98,646      85,560
LONG-TERM LIABILITIES:
     Debt                                            57,298      71,274
     Capital lease obligations                       12,754      12,404
     Self insurance reserves                         11,007      10,531

OTHER LIABILITIES                                    11,620      13,067

STOCKHOLDERS' EQUITY:
     Preferred Stock--18,044 shares                   1,804       1,804
     Class A Common Stock--7,125,287 shares              71          71
     Class B Common Stock--955,613 shares                10          10
     Paid-in capital                                 35,546      35,546
     Retained earnings                               32,149      27,250
                                                  ----------  ----------
                                                     69,580      64,681
                                                  ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 260,905   $ 257,517
                                                  ==========  ==========





     The accompanying Notes to Consolidated Condensed Financial statements are an integral part of these balance sheets.


PAGE

                                   Sequential Page 4 of 14

                    RISER FOODS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (In thousands of dollars, except share and per share data)
                                (unaudited)



                                28 Weeks Ended         12 Weeks Ended
                              1/14/95    1/15/94     1/14/95    1/15/94
                             ---------- ----------  ---------- ----------
NET SALES                    $ 628,819  $ 598,738   $ 282,118  $ 270,765
COST OF GOODS SOLD             505,509    484,347     226,148    219,435
                             ---------- ----------  ---------- ----------
  Gross profit                 123,310    114,391      55,970     51,330

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSE       111,651    103,400      49,836     45,755
                             ---------- ----------  ---------- ----------
  Operating income              11,659     10,991       6,134      5,575

INTEREST EXPENSE                (4,090)    (4,018)     (1,797)    (1,842)
INTEREST INCOME                    642        407         254        211
                             ---------- ----------  ---------- ----------
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE
  AND INCOME TAXES               8,211      7,380       4,591      3,944

PROVISION FOR INCOME
  TAXES                          3,240      2,900       1,810      1,550
                             ---------- ----------  ---------- ----------
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE           4,971      4,480       2,781      2,394

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE:
    Accounting for income
    taxes                          -        6,866         -          -
                             ---------- ----------  ---------- ----------
NET INCOME                       4,971     11,346       2,781      2,394
LESS PREFERRED STOCK
  DIVIDENDS                         72         72          36         36
                             ---------- ----------  ---------- ----------
NET INCOME FOR COMMON
  STOCKHOLDERS               $   4,899  $  11,274   $   2,745  $   2,358
                             ========== ==========  ========== ==========




PAGE

                                   Sequential Page 5 of 14



                                28 Weeks Ended         12 Weeks Ended
                              1/14/95    1/15/94     1/14/95    1/15/94
                             ---------- ----------  ---------- ----------
PER SHARE DATA:
  INCOME BEFORE CUMULATIVE
    EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE     $     .61  $     .54   $     .34  $     .29

  CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING
    PRINCIPLE                      -          .85         -          -
                             ---------- ----------  ---------- ----------
  NET INCOME                 $     .61  $    1.39   $     .34  $     .29
                             ========== ==========  ========== ==========

  COMMON STOCK DIVIDENDS
    PER SHARE                      -          -           -          -
                             ========== ==========  ========== ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING  8,080,900  8,080,901   8,080,900  8,080,901
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



                                   Sequential Page 6 of 14

                    RISER FOODS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (unaudited)

                                 28 Weeks Ended          12 Weeks Ended
                               1/14/95     1/15/94     1/14/95     1/15/94
                              ---------   ---------   ---------   ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                $  4,971    $ 11,346    $  2,781    $  2,394
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation & amort.    9,044       7,753       3,859       3,257
        Cumulative effect of
          change in accounting
          principle                -        (6,866)        -           -
        Changes in assets
          and liabilities       13,319     (10,142)      7,340      (1,006)
                              ---------   ---------   ---------   ---------
 Net cash provided by
  operating activities          27,334       2,091      13,980       4,645
                              ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchases of fixed assets  (15,949)    (15,054)     (9,866)     (4,745)
    Proceeds from sales of
      fixed assets                 163         455         111          29
                              ---------   ---------   ---------   ---------
 Net cash used for investing
  activities                   (15,786)    (14,599)     (9,755)     (4,716)
                              ---------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Borrowings under revolving
      lines of credit          348,217     422,040     152,729     233,029
    Repayments of revolving
      lines of credit         (357,649)   (410,230)   (153,484)   (231,388)
    Additions to mortgage
      notes payable                -         2,608         -           -
    Reduction of long-term
      debt                      (3,203)     (3,589)     (2,643)     (2,638)
    Additions to capital
      lease obligations          1,425       1,629         -         1,629
    Repayments of capital
      lease obligations         (1,075)       (850)       (469)       (346)
    Preferred stock dividends      (72)        (72)        (36)        (36)
                              ---------   ---------   ---------   ---------
 Net cash provided by (used
  for) financing activities    (12,357)     11,536      (3,903)        250
                              ---------   ---------   ---------   ---------



PAGE

                                   Sequential Page 7 of 14






                                 28 Weeks Ended          12 Weeks Ended
                               1/14/95     1/15/94     1/14/95     1/15/94
                              ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS       (809)       (972)        322         179

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD            4,376       4,394       3,245       3,243
                              ---------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD               $  3,567    $  3,422    $  3,567    $  3,422
                              =========   =========   =========   =========
SUPPLEMENTAL DATA:
  Interest Paid               $  4,215    $  3,911    $  2,204    $  2,347
                              =========   =========   =========   =========
  Income Taxes Paid           $  2,482    $  2,692    $  1,142    $    751
                              =========   =========   =========   =========














     The accompanying Notes to Consolidated Condensed Financial
        Statements are an integral part of these statements.


PAGE

                                   Sequential Page 8 of 14



                    RISER FOODS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JANUARY 14, 1995


(1)  Basis of Presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the twelve and twenty-eight weeks ended January 14, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 1, 1995. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair statement of the financial position at the dates indicated and of the results of operations for the interim periods presented.

(2)  Debt:

     The Company's bank credit facilities (the Facilities), which were increased by $10.0 million during the first quarter of 1995, provide for revolving lines of credit and letters of credit up to an aggregate of $69 million and a term loan which currently has $9.0 million outstanding. The Company increased its availability to meet the needs of its store remodelling and expansion plan. The Facilities are secured by substantially all of the Company's assets. Borrowings under the revolving lines of credit are due in June 1996 but may be extended to June 1998 upon consent of the banks. Borrowings under the lines of credit and term loan accrue interest at .25% over the Bank's Prime Interest Rate. Facility fees and interest are paid monthly. Available unused borrowing capacity under the Facilities at January 14, 1995 was approximately $23.1 million.

(3)  Change in Accounting Principle - Accounting for Income Taxes:

     During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This Statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used. The Company elected not to restate prior years' financial statements. The cumulative effect of this accounting change was to increase first quarter earnings by $6,866,000 or $.85 per share. The cumulative effect is principally the result of benefitting the expected utilization of net operating loss carryforwards (NOLs) and the adjustment of deferred tax balances to reflect changes in statutory rates.


PAGE

                                   Sequential Page 9 of 14

     Significant components of the Company's net deferred tax asset as of January 14, 1995 and July 2, 1994 are as follows (in thousands):


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

     The Company's Statements of Operations for the twelve and twenty-eight weeks ended January 14, 1995 and January 15, 1994 reflect income tax provisions at the various statutory income tax rates to which the Company is subject. There were no significant differences in financial reporting and taxable income.

PAGE

                                   Sequential Page 10 of 14



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company's net sales increased 4.2% during the second quarter ended January 14, 1995 and 5.0% year to date. Overall sales increases are attributed to the favorable impact of the Company's retail remodelling and restructuring programs and an improving economic climate in the Company's primary market area, northeast Ohio and western Pennsylvania. Year to date sales were also favorably impacted by a full twenty-eight weeks of operations of the Company's Health and Beauty Care/General Merchandise (HBC/GM) distribution facility compared to twenty-one weeks of operations in 1994.

     Wholesale sales, excluding engineering related and other sales, increased 3.0% during the second quarter of 1995 and 6.9% year to date. The strengthening of the economy in the Company's primary market area benefitted the independent retailers supplied by the Company's distribution facilities thereby increasing sales. Year to date wholesale sales have been positively impacted by the acquisition of an HBC/GM distribution facility from its former HBC/GM supplier midway through the first quarter of 1994, increasing the Company's product offerings and adding approximately 150 Hills Department Stores as new customers.

     The Company has continued to increase its wholesale sales penetration to existing customers primarily in perishable product lines while expanding its distribution territory. The Company continuously evaluates other markets outside its primary market area for potential distribution opportunities. Late in the second quarter of 1995, the Company opened a sales office in the Detroit area focusing on meat distribution.

     The Company's retail remodelling and restructuring programs have caused the consolidation of certain Company-operated retail stores. The following table details the number of Company-operated retail stores between years:

                                                1995        1994
                                                ----        ----
       Open at beginning of year                 42          45
       Opened                                     -           1
       Closed                                    (3)         (2)
                                                ----        ----
       Open at end of second quarter             39          44
                                                ====        ====
       Formats:
         Rini-Rego Stop-N-Shop                   35          41
         Rini-Rego Marketplace                    4           1
         Other                                    -           2



PAGE

                                   Sequential Page 11 of 14

     Sales in Company-operated retail stores increased 8.6% and 6.3% for the second quarter and year to date, respectively. Continuing a trend from the last two fiscal quarters, sales in the 37 Company-operated retail stores operating the same 28 weeks in both years increased 9.4% in the second quarter and 6.6% year to date. This increase in same-store sales, which includes remodelled and expanded locations, was the result of the Company's remodelling and remerchandising programs, the Company's introduction of a Preferred Shoppers Club program and a strong second quarter, holiday selling season. The loss of sales associated with the closing of five Company-operated stores between years was mostly offset by the addition of two newer, larger Company-operated retail stores in May 1994.

     Company programs to remodel and remerchandise Company-operated retail stores, which include the introduction of the Marketplace format, continue to be successful during the first half of 1995. The Company's restructuring plan, where certain non-core stores were closed, while core stores were remodelled, expanded or consolidated into larger retail facilities, has also proven successful, yielding sales gains and improved operating expense leverage. Since the first quarter of 1994, the Company constructed or converted four former Rini-Rego Stop-N-Shop stores to its Marketplace store format. The Company's fifth Marketplace store grand re-opened just after the close of the second quarter. Marketplace stores are larger, approximately 70,000 square feet, and meet the consumers basic grocery needs while offering expanded product lines, with emphasis on high quality perishable departments and a variety of full service, customer-oriented departments.

     Late in the first quarter of 1995, the Association of Stop-N-Shop Supermarkets, a northeast Ohio advertising co-operative which includes all Company-operated retail stores, introduced a new target marketing campaign:
Preferred Shoppers Club. Area shoppers receive a Preferred Shoppers Club card which entitles them to extra markdowns below weekly sales prices. This program is the first of its kind in northeast Ohio and allows the Company to offer its customers greater value. This program should ultimately enhance the Company's ability to track and understand the buying habits and purchasing preferences of its customers.

     The larger increase in same-store sales during the second quarter is attributed to a strong holiday selling season, an improved economic climate in northeast Ohio and the Company's programs to remerchandise its stores. These factors, especially in its Marketplace stores, resulted in area consumers increasing their average purchase and trading-up in many commodity lines.

     Gross profit, as a percentage of sales, increased from 19.0% in 1994 to 19.8% during the second quarter of 1995 and from 19.1% in 1994 to 19.6% year to date 1995. The Company's sales mix shifted to sales in Company-operated retail stores from sales to independently-operated retail stores during the second quarter of 1995. Sales to independently-operated retail stores traditionally carry a lower gross profit percentage than those in Company-operated retail stores. In the prior year, Company-operated retail stores accounted for 50.1% of Company sales in the second quarter and 51.1% year to date. During the second quarter and year to date in fiscal 1995 these percentages increased to 52.2% and 51.7%, respectively.

PAGE

                                     Sequential Page 12 of 14

     Selling, general and administrative (SG&A) expenses, as a percentage of sales, increased between years during both the second quarter from 16.9% to 17.7%, and year to date, from 17.3% to 17.8%. Company programs to remodel and remerchandise Company-operated retail stores have proven successful at improving sales and gross profit percentages but demand higher SG&A expenses, particularly occupancy costs and depreciation. The shift in the Company's sales mix during the second quarter also contributed to the consolidated SG&A percentage increase. Labor expenses, a significant component of SG&A, were also higher, as a percentage of sales, than in the prior year.

     Interest expense decreased $45,000 in the second quarter but increased $72,000 year to date. The second quarter decrease was related to lower borrowing levels under the Company's bank credit facilities and scheduled debt repayments. Lower borrowing levels under the bank credit facilities were the result of continued Company programs to reduce its investment in distribution inventories while increasing inventory turns. At January 14, 1995, distribution inventory levels were approximately 17% lower than that of the previous year. Lower debt levels were partially offset by an increase in the Company's average interest rate charged under its bank credit facilities, from 6.5% in the prior year to 8.2% during the current year. This increase was a function of increases in the Bank's Prime Lending Rate. Year to date, this rate increase more than offset the Company's reduced borrowings.

     Interest income increased $43,000 during the second quarter and $235,000 year to date. The Company loans money to independently-owned retail operators for store remodelling and improvement projects. The increase in interest income is the result of the increasing interest rates noted above.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). This statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used.
The Company adopted the provisions of SFAS No. 109 during the first quarter of 1994. The Company elected not to restate prior years financial statements and recorded the cumulative effect of the accounting change. As a result, the Company recorded a one-time income item of $6.9 million to reflect the cumulative effect of the change in accounting for income taxes. See Note (3) of the Notes to Consolidated Condensed Financial Statements for a further discussion.

     The Company provided for income taxes at an effective rate of 39.5% in fiscal 1995 compared to 39.3% in fiscal 1994. Taxes were provided at the various statutory income tax rates to which the Company is subject.

Liquidity and Sources of Capital:

     The Company's primary source of capital has historically come from internally generated funds. However, the Company's intensified capital expenditure requirements and higher 1994 working capital needs have increased the Company's reliance on its bank credit facilities. Company programs to increase distribution inventory turns, which began in the first quarter of 1995, reduced working capital requirements and lowered borrowing levels. Greater working capital requirements associated with the Company's HBC/GM acquisition also increased the Company's utilization of the revolving credit facility in the prior year.
PAGE

                                   Sequential Page 13 of 14

     Operating activities generated $27.3 million of cash compared to $2.1
million  in  the  prior year.   The  success  of  Company programs to lower
distribution inventory levels, from $55.6 million at January 15, 1994 to $46.2 million at January 14, 1995, and increase inventory turns has resulted in increased financing of inventory through trade accounts payable, without extending vendor terms, rather than through the Company's revolving credit facilities.

     Cash provided by operating activities included net income of $5.0 million, non-cash charges for depreciation and amortization of $9.0 million and a LIFO provision of $1.1 million. Significant balance sheet changes included increased accounts payable of $6.5 million and accrued expenses and other liabilities of $3.7 million, coupled with decreases in FIFO inventories of $3.5 million, which were offset by increases in accounts and notes receivable of $1.0 million and prepaid expenses of $1.3 million.

     Working capital decreased $15.8 million from $43.0 million at the end of fiscal 1994 to $27.2 million at the end of the second quarter of 1995. The Company's ratio of current assets to current liabilities decreased to 1.28:1 at the end of the second quarter from 1.50:1 at the end of 1994. The Company's ratio of liabilities to equity improved to 2.75:1 at the end of the second quarter from 2.98:1 at the end of 1994. These trends are consistent with the reduction of working capital demands which began in the first quarter of 1995 and are discussed above.

     Through the second quarter of 1995, the Company utilized $15.9 million of cash flow for capital expenditures, principally for its retail store remodelling and expansion program ($12.7 million), improved distribution facilities and equipment ($1.7 million) and upgrades of its data processing systems and corporate facilities ($1.5 million). The level of capital expenditures was consistent with the same period last year. The capital expenditures level for 1995 is expected to exceed that of 1994. As of the end of the second quarter, the Company had completed three retail store remodelling projects with two additional retail remodelling projects under construction.

     The Company anticipates it will maintain its current level of capital expenditures ($25-35 million) over the next four fiscal years until it has completed the remodelling or expansion of its core stores. Additionally, the Company is required, pursuant to the terms of its lease, to purchase its Aurora Road warehouse facility and Cash-N-Carry branch in July 1995 for $6 million. The Company believes that cash flow from operations and the unused portion of the bank credit facilities ($23.1 million at the end of the second quarter) will adequately fund planned capital expenditures, normal ongoing business activities and scheduled debt principal repayments.

     The Company's labor contract for its principle distribution facility expired April 1, 1994 and the Company continues to bargain in good faith with the union's negotiating committee. The Company does not anticipate any business disruptions as a result of these negotiations and hopes to resolve this matter as quickly as practical.

PAGE

                                   Sequential Page 14 of 14


                       PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None



                                SIGNATURES

     Pursuant to the requirements of Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       RISER FOODS, INC.
                                         (Registrant)






                                       /s/ Anthony C. Rego
February 27, 1995                 By:  Anthony C. Rego
                                       Chairman of the Board and
                                       Chief Executive Officer







                                       /s/ Ronald W. Ocasek
February 27, 1995                 By:  Ronald W. Ocasek
                                       Senior Vice President,
                                       Chief Financial Officer and
                                       Treasurer