Form 10-Q/A
RISER FOODS INC /DE/
filed 1995-05-24
CIK 832177

                               Sequential Page 1 of 11

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.  20549

                           FORM 10-Q/A No. 1

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

                                    Sequential Page 2 of 11

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

                                    Sequential Page 3 of 11

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

PAGE

                                    Sequential Page 4 of 11

                     RISER FOODS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (In thousands of dollars, except share and per share data)
                                (unaudited)
                            40 Weeks Ended         12 Weeks Ended
                          4/8/95     4/9/94     4/8/95    4/9/94
                       ---------- ----------  ---------- ----------
NET SALES               $ 904,224  $ 858,228 $ 275,405  $ 259,490
COST OF GOODS SOLD        726,073    694,623   220,564    210,276
                        ---------  ---------  ---------  ---------
  Gross profit            178,151    163,605    54,841     49,214
SELLING, GENERAL &
ADMINISTRATIVE EXPENSE     160,168    148,514     48,517     45,114
RESTRUCTURING CHARGE        -         12,000        -      12,000
                        ---------  ---------  ---------  ---------
Operating income (loss)    17,983      3,091     6,324    (7,900)

INTEREST EXPENSE           (5,901)    (5,855)    (1,811)    (1,837)
INTEREST INCOME               952        580        310        173
                        ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE AND INCOME
  TAXES                     13,034    (2,184)      4,823    (9,564)

PROVISION (CREDIT) FOR
  INCOME TAXES               5,160      (790)      1,920    (3,690)
                        ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                  7,874    (1,394)     2,903    (5,874)

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE:
   Accounting for income
    taxes                    -         6,866       -          -
                        ---------  ---------  ---------  ---------
NET INCOME (LOSS)            7,874      5,472      2,903    (5,874)

LESS PREFERRED STOCK
  DIVIDENDS                   108        108         36         36
                        ---------  ---------  ---------  ---------
NET INCOME (LOSS)
APPLICABLE TO COMMON
STOCKHOLDERS             $   7,766 $    5,364  $   2,867  $ (5,910)
                        ========= =========  =========  =========

                                    Sequential Page 5 of 11

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

                                    Sequential Page 6 of 11

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

PAGE

                                    Sequential Page 7 of 11

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

                                    Sequential Page 8 of 11
              RISER FOODS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          APRIL 8, 1995

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

                               Sequential Page 9 of 11
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

                               Sequential Page 10 of 11


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

     The $12 million Restructuring Charge recorded during the third quarter of fiscal 1994 reflected costs associated with the Company's store consolidation plan in which the Company planned to close 14 small, outdated Company-operated retail stores comprised of approximately 456,000 square feet. These locations will be replaced by seven newer, larger facilities representing approximately 431,000 square feet. Two of these newer locations will be operated by independently-owned retailers and the remaining five will be new or expanded Company-operated retail stores. At April 8, 1995, the Company has closed eight of the stores included in the 1994 Restructuring Charge with the remaining six stores to be closed over the next three years.
PAGE

                               Sequential Page 11 of 11


                           SIGNATURES


     Pursuant to the requirements of section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RISER FOODS, INC.
                                    (Registrant)





                                    /s/ Ronald W. Ocasek
May 24, 1995                        By: Ronald W. Ocasek
                                    Senior Vice President,
                                    Chief Financial Officer and
                                    Treasurer
PAGE