Form 10-Q
period 1996-01-13
RISER FOODS INC /DE/
filed 1996-02-27
CIK 832177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 13, 1996

                                       or

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

                           YES        X           NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
                                                             February 23, 1996
  Class A Common Stock, $.01 Par Value                            8,694,317
  Class B Common Stock, $.01 Par Value                              955,613

                              Sequential Page 2 of 13




                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements



                       RISER FOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)



                                                                      1/13/96       7/1/95
                                 ASSETS                             ----------    ----------
                                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                          $   3,688     $   4,075
  Trade accounts receivable, net                                        38,826        38,272
  Inventories                                                           68,228        74,042
  Deferred income taxes                                                 10,022        10,022
  Prepaid expenses                                                       6,319         4,895
                                                                    ----------    ----------
    Total current assets                                               127,083       131,306

PROPERTY, EQUIPMENT AND CAPITAL LEASES                                 197,952       185,826
  Less-Allowances for depreciation, amorti-
    zation and loss on disposal of fixed assets                         73,002        67,729
                                                                    ----------    ----------
                                                                       124,950       118,097

OTHER ASSETS:
  Notes receivable                                                       3,173        10,868
  Deferred income taxes                                                  6,119         6,119
  Other                                                                  2,076         2,071
                                                                    ----------    ----------
    Total other assets                                                  11,368        19,058
                                                                    ----------    ----------
TOTAL ASSETS                                                        $  263,401    $  268,461
                                                                    ----------    ----------

                              Sequential Page 3 of 13





                                                                      1/13/96        7/1/95
                                                                     ----------    ----------
                                                                    (unaudited)

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $  55,728     $  52,209
  Accrued expenses                                                      46,324        45,210
  Current portion of long-term liabilities                              10,486        10,003
                                                                     ----------    ----------
    Total current liabilities                                          112,538       107,422
LONG-TERM LIABILITIES:
  Debt                                                                  40,008        55,749
  Capital lease obligations                                              6,172         6,840
  Self insurance reserves                                               12,330        11,845
                                                                     ----------    ----------
     Total long-term liabilities                                        58,510        74,434

OTHER LIABILITIES                                                       11,014        12,231

STOCKHOLDERS' EQUITY:
  Class A Common Stock--7,139,487 shares                                    71            71
    and 7,125,287 shares outstanding at
    1/13/96 and 7/1/95, respectively
  Class B Common Stock--955,613 shares                                      10            10
  Paid-in capital                                                       35,657        35,546
  Retained earnings                                                     45,601        38,747
                                                                     ----------    ----------
     Total stockholders' equity                                         81,339        74,374
                                                                     ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 263,401     $ 268,461
                                                                     ==========    ==========





     The accompanying Notes to Consolidated Condensed Financial
      Statements are an integral part of these balance sheets.

                              Sequential Page 4 of 13





                       RISER FOODS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (In thousands of dollars, except share and per share data)
                                  (unaudited)



                                                                   28 Weeks Ended:               12 Weeks Ended:
                                                               1/13/96        1/14/95        1/13/96        1/14/95
                                                             -----------    -----------    -----------    -----------

NET SALES                                                    $   679,099    $   628,819    $   301,712    $   282,118

COST OF GOODS SOLD                                               545,517        505,509        242,890        226,148
                                                             -----------    -----------    -----------    -----------
  Gross profit                                                   133,582        123,310         58,822         55,970

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSE                                         117,471        111,651         49,729         49,836
                                                             -----------    -----------    -----------    -----------
  Operating income                                                16,111         11,659          9,093          6,134

INTEREST EXPENSE                                                  (3,761)        (4,090)        (1,633)        (1,797)
INTEREST INCOME                                                      684            642            282            254
                                                             -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                                        13,034          8,211          7,742          4,591

PROVISION FOR INCOME TAXES                                         5,360          3,240          3,190          1,810
                                                             -----------    -----------    -----------    -----------
NET INCOME                                                         7,674          4,971          4,552          2,781

LESS PREFERRED STOCK
  DIVIDENDS                                                           11             72           --               36
                                                             -----------    -----------    -----------    -----------
NET INCOME FOR COMMON
  STOCKHOLDERS                                               $     7,663    $     4,899    $     4,552    $     2,745
                                                             ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE                                  $       .95    $       .61    $       .56    $       .34
                                                             ===========    ===========    ===========    ===========

DIVIDEND PER COMMON SHARE                                    $       .10    $      --      $       .05    $      --
                                                             ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                    8,084,451      8,080,900      8,085,440      8,080,900
                                                             ===========    ===========    ===========    ===========





           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these statements.

                              Sequential Page 5 of 13



                       RISER FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                  (unaudited)

                                    28 Weeks Ended:          12 Weeks Ended:
                                  1/13/96      1/14/95      1/13/96     1/14/95
                                 ---------    ---------    ---------    ---------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                   $   7,674    $   4,971    $   4,552    $   2,781
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation & amort         9,198        9,044        3,709        3,859
        Changes in assets
          and liabilities           16,104       13,319       24,253        7,340
                                 ---------    ---------    ---------    ---------
    Net cash provided by
      operating activities          32,976       27,334       32,514       13,980
                                 ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchases of fixed assets      (16,729)     (15,949)      (6,707)      (9,866)
    Proceeds from sales of
      fixed assets                     102          163           71          111
                                 ---------    ---------    ---------    ---------
    Net cash used for
      investing activities         (16,627)     (15,786)      (6,636)      (9,755)
                                 ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Borrowings under revolving
      lines of credit              425,866      348,217      168,083      152,729
    Repayments of revolving
      lines of credit             (442,095)    (357,649)    (193,750)    (153,484)
    Additional borrowings            5,093        1,425        3,520         --
    Debt repayments                 (4,148)      (3,527)      (2,957)      (2,825)
    Repayments of capital
      lease obligations               (743)        (751)        (300)        (287)
    Exercise of stock options          111         --             98         --
    Common stock dividends            (809)        --           (405)        --
    Preferred stock dividends          (11)         (72)        --            (36)
                                 ---------    ---------    ---------    ---------
    Net cash used for
      financing activities         (16,736)     (12,357)     (25,711)      (3,903)
                                 ---------    ---------    ---------    ---------

                              Sequential Page 6 of 13





                                           28 Weeks Ended:      12 Weeks Ended:
                                         1/13/96    1/14/95    1/13/96   1/14/95
                                         -------    -------    -------   -------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                 (387)      (809)       167       322

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      4,075      4,376      3,521     3,245
                                         -------    -------    -------   -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 3,688    $ 3,567    $ 3,688   $ 3,567
                                         =======    =======    =======   =======
SUPPLEMENTAL DATA:
  Interest Paid                          $ 3,900    $ 4,215    $ 2,374   $ 2,204
                                         =======    =======    =======   =======
  Income Taxes Paid                      $ 5,718    $ 2,482    $ 1,439   $ 1,142
                                         =======    =======    =======   =======





           The accompanying Notes to Consolidated Condensed Financial
              Statements are an integral part of these statements.

                            Sequential Page 7 of 13




                       RISER FOODS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                JANUARY 13, 1996


(1)  Basis of Presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the twelve and twenty-eight weeks ended January 13, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 29, 1996. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the financial position at the dates indicated and of the results of operations for the interim periods presented.

(2)  Debt:

     The Company's bank credit facilities (the Facilities), provide for revolving lines of credit and letters of credit up to an aggregate of $67 million and a term loan which currently has $7.3 million outstanding. The Facilities are secured by substantially all of the Company's assets. Facility fees and interest are paid monthly. Available unused borrowing capacity under the Facilities at January 13, 1996 was approximately $44.7 million.

(3)  Changes in Equity:

     The Company's Board of Directors unanimously approved the redemption of the Company's Series A Preferred Stock on June 9, 1995. The outstanding shares of preferred stock were redeemed on July 28, 1995 at a redemption price of $105 per share plus accumulated dividends. The Company redeemed 18,044 shares at a total redemption price of $1,894,620 plus accumulated dividends of $11,007.

     On September 8, 1995 and December 8, 1995, the Board of Directors declared regular quarterly dividends of $.05 per share on each outstanding share of its Class A Common Stock and Class B Common Stock. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and there are no assurances that dividends will be paid in the future. The Company paid dividends on both classes of its Common Stock on October 10, 1995 and January 9, 1996 which totaled $964,042 of which $155,323 was paid to a wholly owned subsidiary of the Company.

     The Company has a Stock Incentive Plan which provides for both qualified and non-qualified stock options, as well as stock appreciation rights and restricted stock grants for employees, officers and directors of Riser. Stock options must be issued at not less than the fair value of the Class A Common Stock at the date of grant and are exercisable for up to ten years from the date of grant. The outstanding options are exercisable at option prices ranging from $7.25 to $10.31 per share. Options for 14,200 shares of Class A Common Stock were exercised at prices ranging from $7.31 to $10.31 per share during the first twenty-eight weeks of fiscal 1996.

                              Sequential Page 8 of 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The following table sets forth items from the Company's Consolidated Statements of Income as a percentage of net sales:


                                28 Weeks Ended:     12 Weeks Ended:
                               1/13/96   1/14/95   1/13/96   1/14/95
                                ------    ------    ------    ------
Net sales                       100.00    100.00    100.00    100.00
Cost of goods sold               80.33     80.39     80.50     80.16
                                ------    ------    ------    ------
Gross profit                     19.67     19.61     19.50     19.84
Selling, general &
  administrative expense         17.30     17.76     16.48     17.66
                                ------    ------    ------    ------
Operating income                  2.37      1.85      3.02      2.18
Interest expense                  (.55)     (.65)     (.54)     (.64)
Interest income                    .10       .10       .09       .09
                                ------    ------    ------    ------
Income before income taxes        1.92      1.30      2.57      1.63
Income taxes                       .79       .52      1.06       .64
                                ------    ------    ------    ------
Net income                        1.13       .78      1.51       .99
                                ======    ======    ======    ======


      The Company's results of operations for the twelve and twenty-eight weeks ended January 13, 1996 continue to reflect successful implementation of strategic initiatives designed to improve operating performance and counter competitive and economic pressures. In general, the food distribution industry has encountered little or no top line price inflation between years while operating costs, particularly labor and occupancy, have contractually risen. Overall industry sales and operating margins have also been challenged by growing competition from non-traditional sources, such as convenience stores and national mass merchandising chains.

Net Sales

     In the second quarter of fiscal 1996, net sales increased 6.95% to $301.7 million from $282.1 million in fiscal 1995. Fiscal 1996 year-to-date sales increased 8.0% to $679.1 from $628.8 in fiscal 1995. This continues a trend of increased sales over the prior year which began in the second quarter of fiscal 1994. This trend is attributed to the favorable impact of strategic initiatives to remodel and reposition Company-operated retail stores, aggressive merchandising in Company-operated retail stores which included the introduction of the Preferred Shoppers Club, expansion of the Company's wholesale distribution territory and the continuance of a strong economic climate in the Company's primary market area.

                              Sequential Page 9 of 13

     The Company's strategic initiatives to remodel and reposition Company-operated retail stores have resulted in the consolidation of certain Company-operated retail stores. The following table details the number, format and square footage of Company-operated retail stores between years:

                                                1996        1995
                                             ----------   ----------
No. of Company-operated
 retail stores:
  Beginning of year                              38           42
    Opened                                       --           --
    Closed                                       --           (3)
                                             ----------   ----------
  End of second quarter                          38           39
                                             ==========   ==========
Store Formats:
  Rini-Rego Stop-N-Shop                          33           35
  Rini-Rego Marketplace                           5            4

Square footage:
  Total - end of quarter                      1,838,300    1,842,900
  Average store size
    (38 stores)                                  48,376       47,568

     Sales in Company-operated retail stores increased over the prior year 5.5% during the second quarter and 7.5% year-to-date. Same store sales increases in the Company's 38 Rini-Rego stores of 6.9% in the second quarter and 10.2% year-to-date, more than offset sales losses attributed to closed or about to be closed stores. This continues a trend of same store sales increases which began in the fourth quarter of fiscal 1994. This increase in same store sales is the result of the Company's retail remodeling and repositioning programs, aggressive merchandising which included the introduction of its Preferred Shoppers Club and a favorable economic climate. Additionally, the second quarter was favorably impacted by a strong holiday selling season.

     Company programs to remodel and reposition its core stores have proven successful. The closing of certain non-core stores and expansion and/or consolidation of certain other core stores have yielded positive sales growth and improved operating leverage. The Company completed one significant store remodeling project during the second quarter of fiscal 1996. The Company grand re-opened its fifth Marketplace store and completed one other significant store remodeling project during the second quarter of fiscal 1995. The Company completed four major remodeling projects during fiscal 1995 which added approximately 27,500 square feet and closed four stores representing approximately 116,100 square feet. The Company anticipates completing a total of four significant remodeling projects during fiscal 1996 which will add approximately 21,300 square feet to its core stores.

     One of the important factors in the Company's program to reposition its core stores was the development of the Marketplace store format. The Marketplace stores are larger (approximately 65,000 square feet) and meet the consumer's basic grocery needs while offering expanded product lines featuring high quality perishable departments and a variety of full-service, consumer-oriented departments. The Company currently has five Marketplace stores, all of which have been open for one year or more. Due to favorable consumer response and the continued strong operating results of this format, the Company is currently constructing two new Marketplace stores which will open

                              Sequential Page 10 of 13

in early fiscal 1997 and replace existing stores. Additionally, the Company plans to convert two other Rini-Rego stores to this format later in fiscal 1997.

     The Company continued to enhance its market position by aggressive merchandising campaigns promoted primarily through its Preferred Shoppers Club. During the first quarter of fiscal 1995, the Association of Stop-N-Shop Supermarkets, a northeast Ohio advertising cooperative which includes all the Company-operated retail stores, introduced a new target marketing campaign, the Preferred Shoppers Club. This program, the first of its kind in northeast Ohio, allows the Company to offer its customers greater value and will enhance the Company's ability to track customer purchasing habits and preferences. Participating shoppers receive a card which entitles them to extra markdowns below weekly sales prices. The success of this program has continued to increase sales in Company-operated retail stores and proven to be a valuable tool to counter competitive pressures.

     The Company expects its trend of same store sales increases to continue albeit at a lower rate. The Company anticipates same store sales increases lower than those previously realized during the last half of fiscal 1995 and the first half of fiscal 1996 due to the cycling of remodels from the prior year, a full year of the Preferred Shoppers Club, competitive responses to the Company's promotional campaigns and the timing of store remodeling projects. The Company will continue its plans to remodel core stores focusing on its Marketplace and traditional neighborhood store formats, with area demographics dictating store format. The Company will continue to aggressively merchandise through its Preferred Shoppers Club to augment existing store sales.

     Net sales to independently-operated retail stores through the Company's distribution facilities increased 8.6% during both the second quarter of fiscal 1996 and year to date. Sales to independently-operated retail stores have benefited from strategic initiatives targeting the expansion of the Company's primary wholesale distribution territory and expansion of the Company's product
lines.   During the last twelve months, the Company began distributing grocery and perishable products to independently-operated stores in southeast Michigan (December 1994), increased the number of Hills Department stores it serviced by approximately 10% and began servicing a 100 store deep discount drug store chain (May 1995). Second quarter sales to independently-operated retail stores were also benefited by the same strong holiday selling season experienced by the Company-operated stores.

     As a percentage of net sales, gross profit declined from 19.8% in fiscal 1995 to 19.5% during the second quarter of fiscal 1996. Year-to-date, the gross profit percentage was 19.7% in fiscal 1996 compared to 19.6% in fiscal 1995. The decrease during the second quarter of fiscal 1996 reflects a shift in the Company's mix of sales from sales in Company-operated retail stores to sales to independently-operated retail stores, which traditionally carry a lower gross profit percentage. Sales in Company-operated retail stores accounted for 51.5% of total Company sales during the second quarter of fiscal 1996 compared to 52.2% in the second quarter of fiscal 1995. The fiscal 1996 second quarter gross profit percentage was also unfavorably impacted by aggressive holiday merchandising programs in Company-operated retail stores, which yielded increased sales but also increased promotional expenses. Year-to-date sales in Company-operated retail stores were 51.4% in fiscal 1996 and 51.7% in fiscal 1995. Despite these shifts in sales, the Company was able to improve its gross profit percentage on a year-to-date basis principally due to improved procurement opportunities as a result of the Company's increased sales volume and improvement in the Company's private label programs. The

                              Sequential Page 11 of 13

Company's provision for LIFO inventories was the same between years.

     Selling, general and administrative (SG&A) expense decreased between years during both the second quarter, from 17.7% to 16.5%, and year-to-date, from
17.8% to 17.3%.   This decline reflects the shift in sales mix to more sales to independently-operated retail stores, which demand less associated SG&A expense. Company programs to remodel and reposition Company-operated retail stores, while yielding increased sales and gross profit opportunities, also demand increased SG&A expense, principally occupancy and depreciation. During the second quarter of fiscal 1996, the Company was able to better leverage this increased SG&A expense against larger sales volumes. Additionally, the Company continued to achieve productivity gains as a result of its Total Quality Management initiatives and will continue to use this as a tool to maintain its SG&A costs as a percentage of net sales.

     Interest expense declined $164,000 during the second quarter of fiscal 1996 and $329,000 year-to-date. Average debt levels, including capitalized leases, decreased 10.4% year-to-date. This reduction in average debt levels is primarily the result of increased net income, lower FIFO inventory levels and the repayment of approximately $9 million of notes to independently-operated retail stores during the second quarter of fiscal 1996. Lower average debt levels were partially offset by increases in the interest rate charged under the Company's bank credit facilities. The Company's average interest rate under its bank credit facilities increased from approximately 8.30% last year to approximately 8.57% this year, principally because of increases in the Bank's Prime Lending Rate.

     The Company provided for income taxes at an effective tax rate of 41.1% in fiscal 1996 compared to 39.5% in fiscal 1995. Taxes were provided at the various statutory rates to which the Company is subject. There were no significant differences between financial reporting and taxable income. The increase in the Company's effective tax rate reflects a higher effective federal tax rate (35% in fiscal 1996 compared to 34% in fiscal 1995) and a higher state income tax provision due to higher book income. The Company provides for the franchise tax portion of its state income tax provision as an operating expense.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary source of capital historically comes from internally generated funds. During the second quarter of 1996, debt levels decreased due to the increase in cash generated by operations, cash received from the repayment of notes by independently-operated retail stores and continued benefits from programs initiated during fiscal 1995 to reduce the Company's investment in distribution inventories and increase inventory turns.

     Operating activities generated $33.0 million of cash in the first twenty-eight weeks of fiscal 1996 compared to $27.3 million in fiscal 1995. In adjusting net income to net cash provided by operating activities for fiscal 1996, the major changes in assets and liabilities include decreases of accounts and notes receivable of $7.1 million (increase of $1.0 million in fiscal
1995), FIFO inventories of $4.7 million (decrease of $3.5 million in fiscal
1995) and accrued expenses and other liabilities of $.1 million (increase of $3.6 million in fiscal 1995) and an increase in accounts payable of $3.5 million (increase of $6.5 million in fiscal 1995).

    The large decrease in trade accounts and notes receivable during fiscal 1996 is due to the repayment of two significant notes by independently-

                              Sequential Page 12 of 13

operated retail stores late in the second quarter of fiscal 1996. These notes totaled approximately $9 million dollars. The decreases in FIFO inventories in both years reflect seasonal declines and the continuation of Company programs to lower distribution inventory levels. These programs, which have been successful at increasing inventory turns, have also resulted in a larger percentage of FIFO inventories being financed through trade accounts payable. Trade accounts payable, as a percentage of FIFO inventories, increased from 48.5% at the end of fiscal 1995 to 53.5% at the end of the second quarter of fiscal 1996. The $3.6 million increase in accrued expenses and other liabilities in fiscal 1995 was a function of increased accruals under the Company's incentive bonus program due to improved operating results and the timing of certain tax payments.

     Since cash provided by operating activities was utilized to reduce borrowings under the Company's revolving lines of credit and increased inventory turns resulted in a higher trade accounts payable to FIFO inventory ratio, working capital decreased to $14.5 million from $23.9 million at the end of fiscal 1995. At the same time, the Company's current ratio decreased from 1.22:1 at the end of fiscal 1995 to 1.13:1 at the end of the second quarter of fiscal 1996. Lower borrowing levels under the Company's bank credit facilities reduced the Company's long-term liabilities to equity ratio from 1.00:1 at the end of fiscal 1995 to .72:1 at the end of the second quarter of fiscal 1996. The Company has continued to improve its ratio of liabilities to equity lowering it to 2.24:1 at the end of the second quarter of fiscal 1996 from 2.61:1 at the end of fiscal 1995.

     Through the second quarter of fiscal 1996, the Company utilized $16.7 million of cash flow for capital expenditures. This amount is slightly higher than prior year levels and reflects the Company's acquisition of its Aurora Road and Cash-N-Carry distribution facilities, which had previously been leased, and lower retail capital expenditure levels. The Company used $8.7 million of its capital expenditures on retail remodeling projects ($12.7 million last year), $7.0 million for distribution facilities and equipment ($1.7 million last year) and $1.0 million on data processing systems upgrades ($1.5 million last year).

     The Company anticipates that the level of capital expenditures for fiscal 1996 will be slightly higher than the previous three fiscal years principally because of the acquisition of previously leased distribution facilities. Capital expenditure levels will be maintained in the $25-30 million range over the next four fiscal years until the Company has completed the remodeling or expansion of its core stores. The Company believes that cash flow from operations and the unused portion of its bank credit facilities ($44.7 million at the end of the second quarter of fiscal 1996) will adequately fund planned capital expenditures, normal ongoing business activities and scheduled debt principal repayments.

IMPACT OF INFLATION

     Inflation increases the Company's major costs: inventory and labor. Because of the high velocity of inventory turnover in the food distribution industry and the Company's use of the LIFO valuation method for a majority of its inventory, the impact of inflation is normally reflected very quickly in the results of operations. The food distribution industry has experienced little or no food inflation over the last three years. Experience indicates that highly competitive market condition may prevent the Company from fully recovering inflation-driven costs through retail pricing alone.

                              Sequential Page 13 of 13





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



                                         RISER FOODS, INC.
                                           (Registrant)


                                         /s/ Anthony C. Rego
February 26, 1996                        By: Anthony C. Rego
                                             Chairman of the Board and
                                             Chief Executive Officer


                                         /s/ Ronald W. Ocasek
February 26, 1996                        By: Ronald W. Ocasek
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Treasurer