Form 10-K405
period 1996-06-29
RISER FOODS INC /DE/
filed 1996-09-24
CIK 832177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 29, 1996
                                               -------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM N/A
                                                      ---

                          COMMISSION FILE NUMBER 1-9914


                                RISER FOODS, INC.
                                -----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              34-1570363
                --------                              ----------
   (STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

 5300 RICHMOND ROAD, BEDFORD HEIGHTS, OHIO                       44146
- -------------------------------------------                      -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:              (216) 292-7000
                                                                 --------------

                               -----------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

CLASS A COMMON STOCK, $.01 PAR VALUE            AMERICAN STOCK EXCHANGE
- ------------------------------------            -----------------------
     (TITLE OF EACH CLASS)           (NAME OF EACH EXCHANGE ON WHICH REGISTERED)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

        SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $100 PAR VALUE
        ---------------------------------------------------------------
                                (TITLE OF CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---  ---
         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

         THE TOTAL MARKET VALUE OF REGISTRANT'S CLASS A COMMON STOCK, $.01 PAR VALUE, HELD BY PERSONS WHO ARE NOT AFFILIATES OF REGISTRANT WAS $152,790,737 AND THE TOTAL MARKET VALUE OF REGISTRANT'S CLASS B COMMON STOCK, $.01 PAR VALUE, HELD BY PERSONS WHO ARE NOT AFFILIATES OF REGISTRANT WAS $11,070,647* ON SEPTEMBER 3, 1996.

         THE REGISTRANT HAD 8,729,617 SHARES OF CLASS A COMMON STOCK, $.01 PAR VALUE, AND 955,613 SHARES OF CLASS B COMMON STOCK, $.01 PAR VALUE, ISSUED AND OUTSTANDING ON SEPTEMBER 3, 1996.



                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE PROXY STATEMENT TO BE FILED NO LATER THAN OCTOBER 28, 1996 FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON DECEMBER 6, 1996 ARE INCORPORATED BY REFERENCE INTO PART III.















- --------------------------

   * This value assumes that the Class A Common Stock, $.01 par value and Class B Common Stock, $.01 par value had an identical market value of $23.88 per share.

                                     PART I

ITEM 1.           BUSINESS

         Riser Foods, Inc. ("Riser" or the "Company") and its subsidiaries are engaged in the distribution of groceries and related items through its retail supermarket subsidiary, Rini-Rego Supermarkets, Inc., and its wholesale distribution subsidiary, American Seaway Foods, Inc. All references to Riser or the Company include Riser and its consolidated subsidiaries.

Retail Operations
- -----------------

         As of September 16, 1996, the Company operated 37 retail supermarkets in the northeast Ohio area, 30 of which operate under the conventional "Rini-Rego Stop-N-Shop" neighborhood store format, and seven of which operate under the updated and expanded "Rini-Rego Marketplace" format.

         The Company's retail stores offer a large selection of food items, including dry groceries, meat, dairy, produce, frozen foods, deli products and baked goods, as well as a number of non-food items such as greeting cards and health and beauty care items. Certain of the Company's stores also contain specialty and service departments such as "fresh to go" prepared foods, service meat, service seafood, service floral and general merchandise. In addition, selected stores feature walk-in beer coolers, expanded periodical and book selections, full service bank branches, one-hour photo processing and "TicketMaster" ticket outlets.

         The Company's merchandising strategy is to offer a broad selection of quality products at competitive prices with an emphasis on superior customer service, quality and one-stop shopping convenience. The Company sells most nationally known brands of merchandise, regional brands and a variety of private label products.

         The Company has an ongoing program of remodeling, upgrading and replacing its retail supermarket locations with either its conventional, neighborhood store format or its Marketplace store format based upon the location and demographics of the market that such store serves. Since the introduction of the Company's Marketplace store format in fiscal 1994, the Company has built, or remodeled and converted from its traditional format, seven Marketplace stores with three additional locations in various stages of construction or remodeling as Marketplace stores. Over the past five fiscal years, the Company has also built or remodeled ten neighborhood stores with three additional locations currently in various stages of construction or remodeling.

         In general, the Company's Marketplace stores are larger than the Company's neighborhood stores and range in size from approximately 60,000 to 75,000 square feet. The Marketplace stores feature updated decor packages and fixturing and offer broader selections of traditional merchandise with additional emphasis on fresh, high quality perishables, prepared food items and a variety of service departments for one-stop shopping convenience.

         Advertising and promotion are important factors in the Company's merchandising strategy. All of the Company's stores are affiliated with the Association of Stop-N-Shop Supermarkets (the "Association"), an association of independent grocery retailers established as a cooperative advertising and purchasing organization. The Association advertises in newspapers, circulars, and television and radio advertising comparable to the other supermarket companies which operate in the northeast Ohio market area. This advertising generally features high demand products at competitive prices while emphasizing the Company's quality image.

         The Company offers the Stop-N-Shop Preferred Shoppers Club program which is a free membership club that offers special values to its member customers. These include "bonus buy" automatic discounts, "clipless coupons" and other promotions, and in the future may be expanded to include check cashing card capabilities.

         All of the Company's retail supermarkets are equipped with electronic checkout systems which are integrated with the Preferred Shoppers Club. A majority of the Company's retail stores offer on-line debit and credit card payment options. The Company also utilizes in-store microcomputers for various tasks such as electronic time keeping, labor scheduling and shelf-price auditing systems.

Wholesale Operations
- --------------------

         The Company operates one of the largest wholesale grocery distribution operations in the Midwest doing business as "Seaway". The Company offers a comprehensive selection of national brand, regional brand and private label products to Company-operated retail stores, other independently-operated retail grocery chains and independent grocers, primarily in northeast Ohio, and to a lesser extent, in central Ohio, western Pennsylvania and southeastern Michigan. The Company also supplies various products to PharMor, Inc., a regional deep discount drug chain, and Hills Department Stores, Inc., a regional mass merchandising chain at certain of their locations in additional states.

         The Company is continually in the process of expanding its wholesale customer base and increasing penetration in existing customers by upgrading its available product lines to include a wider assortment of grocery, frozen foods, dairy, meat, produce and bakery items.

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

         The Company utilizes an on-line computerized buying and inventory control system for the purchase and sale of its inventory, Electronic Data Interchange to process orders with its vendors and the Tripmaster on-board truck computer system. The Company operates a trucking fleet consisting of 103 tractors, 132 refrigerated trailers and 121 dry trailers.

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

         The Company operates its own health and beauty care/general merchandise (HBC/GM) distribution facility and the Eagle Ice Cream Company which manufactures branded ice cream and distributes purchased ice cream and frozen novelty products.

         Consistent with the industry practices of other food distribution retailers and wholesalers, the Company maintains inventory levels at its distribution centers and retail locations at levels which minimize out of stock products for its customers. The Company permits the return of damaged or defective products from customers.

Competition
- -----------

         The supermarket industry is highly competitive and may be affected by general economic conditions. During the past several years, competition in the northeast Ohio market area has intensified due in part to a stagnant or declining consumer population and an increase in the number of competitor's stores. The Company continually emphasizes quality, customer service and value to maintain its market share and compensate for the lack of population growth in the Company's market area. The Company estimates that it is one of the largest retailers in terms of grocery sales in the northeast Ohio market area.

         Competition at the retail level varies by store location. Company-operated retail stores primarily compete with regional supermarket chains and voluntary supermarket associations. The Company also competes with supercenter format stores, warehouse and wholesale clubs, convenience stores, deep discount drug stores and restaurants. The principal areas of competition pertain to price, selection and quality of perishables and other food products, customer service, store conditions and store location. These companies compete with the Company's corporate stores at the retail level and the Company's wholesale customers at the wholesale level.

         The wholesale food distribution industry is also highly competitive in the market area served by the Company. Management believes that the principal competitive factors include service, price, breadth of product line and the availability of support services to its wholesale customers. The Company competes directly with regional and national wholesalers.

Seasonality and Regulation
- --------------------------

         The Company's business is generally not seasonal in nature. The Company anticipates that its compliance with federal, state and local laws relating to the protection of the environment has not had and is not expected to have a significant effect on the Company's capital expenditures, earnings or competitive position.

Customers and Suppliers
- -----------------------

         No single customer or group of customers under common control accounted for 10% or more of the Company's consolidated revenues for the fiscal year ended June 29, 1996 ("1996 Fiscal Year"). Groceries, general merchandise and raw materials are generally available from many sources.

Employees
- ---------

         As of June 29, 1996, the Company employed approximately 5,500 persons, on both a full and part-time basis. The majority of the Company's work force is unionized and are members of either the United Food and Commercial Workers Union, Local No. 880 (retail) ("Local 880") or the International Brotherhood of Teamsters, Local No. 507 (wholesale) ("Local 507"). The Company's contract with Local 880, which is negotiated through the Cleveland Food Industry Committee ("CFIC"), expired on September 8, 1996 and has been extended indefinitely during the pendency of contract renegotiations. The CFIC has reached a tentative agreement with Local 880 subject to ratification by the members of Local 880 during October 1996. This contract can be terminated by local 880 upon seven days notice. Retail operations have not been negatively impacted by this situation. Members of the CFIC include the Company, the other members of the Association and the Company's primary grocery store competitors, First National Supermarkets, Inc. and Heinen's. The Company's contract with Local 507 is in effect until April 1, 1998.

Corporate Background
- --------------------

         Riser was incorporated under the laws of the State of Delaware on December 18, 1987. The Company was formed to act as the parent holding company in connection with the combination of Fisher Foods, Inc. ("Fisher"), Rini Holding Company ("Rini"), Rego Supermarkets, Inc. ("Rego"), and American Seaway Foods, Inc. and two of its affiliated partnerships (collectively, "Seaway"), through the exchange of Riser stock for the stock of Fisher, Rini, Rego and Seaway, and a merger which was effective June 8, 1988 (the "Combination"). Following the Combination, the Company consolidated the wholesale operations of Seaway and Fisher into one operating unit and consolidated its retail operations through the merger of Rini and Rego into Fisher and changed Fisher's name to Rini-Rego Supermarkets, Inc. As of the close of the 1996 Fiscal Year, the Company merged its Seaway Food Services, Inc. subsidiary with and into its American Seaway Foods, Inc. subsidiary.


ITEM 2.           PROPERTIES

         Riser owns a warehouse and office facility in Bedford Heights, Ohio, containing approximately 850,000 square feet which serves as the Company's corporate headquarters and principal distribution center. This facility is currently under construction to expand its capacity by approximately 115,000 additional square feet. The Company also owns the following properties: a warehouse, office facility and garage in Maple Heights, Ohio containing approximately 356,000 square feet, approximately 349,000 square feet of which is used in its HBC/GM operations and approximately 7,000 square feet is leased to an unaffiliated company; a warehouse and office facility in Cuyahoga Heights, Ohio containing approximately 187,000 square feet of which approximately 140,000 square feet is leased to others and the remainder is used in its wholesale operations; a warehouse facility in Cleveland, Ohio containing approximately 29,100 square feet which is used in its wholesale operations; and an ice cream plant in Bedford, Ohio containing approximately 39,000 square feet.

         Six retail store properties are owned by the Company through its Rini-Rego Supermarkets, Inc. subsidiary, four of which are used in its retail operations and two of which are subleased to unaffiliated parties. The Company leases the remainder of its operating retail locations. Most of the Company's leased properties are under long-term leases of varying terms, the majority of which obligate the Company to pay certain increases in property taxes and insurance, percentage rent, common area and maintenance charges. As of June 29, 1996, the aggregate minimum annual rentals of all operating and capital leases with initial noncancellable terms of more than one year were approximately $14,802,000.

         During the 1996 Fiscal Year, the Company sold a warehouse facility in Bedford Heights, Ohio to an unaffiliated party for $5,000,000. This facility, which contained approximately 305,000 square feet, along with the Company's Cash-n-Carry wholesale sales facility in Cleveland, Ohio were purchased by the Company in the 1996 Fiscal Year for an aggregate purchase price of $6,000,000 pursuant to put options contained in leases with Seaway Development Company. Seaway Development Company is an Ohio general partnership whose partners were shareholders of Seaway prior to the Combination.

         During the 1996 Fiscal Year, the Company purchased a 10.1 acre site in Strongsville, Ohio from an unaffiliated party for a purchase price of $2,400,000 upon which it constructed a Marketplace store.


ITEM 3.           LEGAL PROCEEDINGS

         On August 14, 1996, a purported class action lawsuit JUDITH E. CHAMBERLAIN, ET AL, V. THE AMERICAN TOBACCO COMPANY, INC. ET AL, Case No. 313491, was filed in the Court of Common Pleas, Cuyahoga County, Ohio asserting claims against a substantial number of tobacco manufacturers (the "Manufacturers"), two distributors of tobacco products and The Kroger Co. and Riser Foods, Inc. as retailers that sold cigarettes through their stores (collectively, the "Defendants"). The Defendants have filed a Notice of Removal to transfer the case to the United States District Court of the Northern District of Ohio, where it is presently pending as Case No. 196CV2005. The Complaint asserts that through the fraudulent course of conduct, the Manufacturers have manufactured, promoted, marketed, supplied and sold cigarettes to millions of Ohioans while knowing, but concealing, that the cigarettes contained a highly addictive drug, nicotine, and that they have controlled and manipulated the amount of nicotine in the cigarettes with the intention of creating and sustaining addiction to cigarettes. The Plaintiffs purport to represent all nicotine dependent persons who are residents and/or citizens of Ohio that have purchased and smoked cigarettes manufactured by the tobacco companies that are Defendants, and certain persons affiliated with such purported Plaintiffs. The Plaintiffs seek compensatory damages for economic losses, personal injuries, emotional distress, as well as punitive and exemplary damages and equitable relief, including the establishment of a medical monitoring fund in order to remedy alleged violations by the Manufacturers of the common law doctrines of fraud, civil conspiracy, negligent misrepresentation, negligence, intentional infliction of emotional distress, negligent infliction of serious emotional distress, product liability, breach of expressed and implied warranties and violations of certain Ohio consumer protection laws. The complaint seeks similar relief against the distributors and retailers, including Riser, for alleged negligence, strict liability and breach of warranties.

         On September 16, 1996, an additional purported class action lawsuit, THOMAS COYNE (MAYOR OF BROOK PARK) AND TIMOTHY HAGAN (CUYAHOGA COUNTY COMMISSIONER) ON BEHALF OF THE STATE OF OHIO AND ALL OHIO TAXPAYERS V. THE AMERICAN TOBACCO COMPANY, INC. ET AL., Case No. CV 315249, was filed in the Court of Common Pleas, Cuyahoga County, Ohio against all of the same Defendants. This lawsuit contains substantially the same allegations and damage requests with respect to the Company as in the CHAMBERLAIN lawsuit.

         The Company's liability, if any, from these claims cannot be determined at this time. However, the Company's management believes that it has meritorious defenses to the allegations raised in the Complaints and the Company intends to defend itself vigorously in this litigation. Management also believes that the Company may have available certain rights to indemnification and/or insurance with respect to the damage claims that may arise out of this litigation. Based upon current information, the Company believes that any liability arising out of this litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


                                                      PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Market Information
- ------------------

         The Company's Class A Common Stock is traded on the American Stock Exchange. There is no established public trading market for the Company's Class B Common Stock.

         Information regarding the quarterly price of the Company's Class A Common Stock for the fiscal years ended June 29, 1996 and July 1, 1995 is set forth below:

                                           1996                         1995
                                       ------------                 -----------
                                      High       Low               High       Low
                                      ----       ---               ----       ---
    First Quarter                    $14.50     $ 9.75            $ 7.50      $6.25

    Second Quarter                   $16.38     $13.38            $ 7.38      $6.13

    Third Quarter                    $20.00     $14.13            $ 8.63      $6.88

    Fourth Quarter                   $24.00     $17.75            $10.75      $8.06

Stockholders
- ------------

         As of September 3, 1996 there were 949 stockholders of record of the Company's Class A Common Stock and 35 stockholders of record of the Company's Class B Common Stock.

Dividends
- ---------

          The Company has paid a regular quarterly dividend of $.05 per share on each outstanding share of its Class A Common Stock and Class B Common Stock since October 10, 1995, which quarterly dividend has been increased to $.06 per share with the dividend payable on October 8, 1996 to stockholders of record at the close of business on September 27, 1996. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors, and there can be no assurance that dividends will be paid in the future. In determining whether to pay dividends (as well as the amount and timing thereof), the Board of Directors considers a number of factors, including the Company's results of operations, financial condition and capital and surplus requirements. The payment of dividends on the Company's common stock is limited by the Company's credit facility to $2,828,000 and $3,232,000 during the fiscal years ending in 1997 and 1998, respectively. The payment of dividends is prohibited if the Company does not meet certain financial and other covenants contained in the credit facility.

ITEM 6.           SELECTED FINANCIAL DATA
                  (in millions, except per share data, locations & ratios)

                                     6-29-96              7-1-95             7-2-94             7-2-93              6-27-92
                                   (52 Weeks)           (52 Weeks)         (52 Weeks)         (53 Weeks)          (52 Weeks)
                                    ----------          ----------         ----------         ----------          ----------
Operations
- ----------
 Net sales                          $ 1,285.2           $ 1,185.0          $ 1,121.6          $ 1,108.2           $   979.3
 Net income before
   extraordinary
   item and cumulative
   effect of change in
   accounting principle                  16.6                11.6                1.5                6.2                 8.1
 Extraordinary item:
   Utilization of net
     operating loss
     carryforwards                        -                   -                  -                   .3                 -
 Net income before
   cumulative effect of
   change in accounting
   principle                             16.6                11.6                1.5                6.5                 8.1
 Cumulative effect of
   change in accounting
   principle:
   Accounting
     for income taxes                     -                   -                  6.9                -                   -
 Net income                              16.6                11.6                8.4                6.5                 8.1

 Per share data:
   Net income from
     continuing operations               2.05                1.42                .18                .75                 .99
   Extraordinary item                     -                   -                  -                  .03                 -
   Cumulative effect of
     change in accounting
     principle                            -                   -                  .85                -                   -
                                    ----------          ----------          ----------         ----------         ----------
 Net income                         $    2.05           $    1.42          $    1.03          $     .78           $     .99
                                    ==========          ==========          ==========         ==========         ==========
 Dividends per common
   share                            $     .20           $     -            $     -            $     -             $     -
 Retail locations -
   weighted average                        38                  40                 44                 48                  51

Financial Position
- ------------------
 Working capital                    $    15.0           $    23.9          $    43.0          $    24.3           $    24.2
 Property, equipment &
   capital leases, net                  124.0               118.1              108.5              101.1                91.0
 Total assets                           262.3               268.5              257.5              233.4               204.8
 Long-term obligations
   Debt                                  32.5                55.7               75.5               56.3                51.9
   Capital leases                         5.5                 6.8                8.2               10.6                10.7
 Liabilities-to-equity
   ratio                                  1.9                 2.6                3.0                3.1                 3.1

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth items from the Company's Consolidated Statements of Income as a percentage of net sales:

                                   1996        1995        1994
                                (52 Weeks)   (52 Weeks)  (52 Weeks)
                                 --------    --------    --------
Net sales                         100.00      100.00      100.00
Cost of goods sold                 80.55       80.21       80.73
                                 --------    --------    --------
Gross profit                       19.45       19.79       19.27
SG&A expenses                      16.88       17.61       17.35
Restructuring Charge                 -          -           1.07
                                 --------    --------    --------
Operating income                    2.57        2.18         .85
Interest expense, net                .41         .54         .63
                                 --------    --------    --------
Income before taxes and             2.16        1.64         .22
  accounting change
Provision for income taxes           .87         .66         .08
                                 --------    --------    --------
Net income before accounting
 change                             1.29         .98         .14
                                 ========    ========    ========

        The results of operations for the fiscal year ended June 29, 1996 continue to reflect the successful implementation of strategic initiatives which were designed to improve operating performance and counter competitive and economic pressures. The food distribution industry has encountered little or no inflation over the past three years while operating costs, particularly labor and occupancy, have contractually risen. The industry has also experienced increased competition from non-traditional sources, such as convenience stores and national mass merchandising chains, that has unfavorably impacted overall industry sales and operating margins.

Net Sales
- ---------

        Net sales increased 8.5% to $1.285 billion in 1996, 5.7% to $1.185 billion in 1995 and 1.2% to $1.122 billion in 1994. This trend of sales increases over those of the prior years is the result of strategic initiatives to remodel, reposition and enlarge Company-operated retail stores, aggressive merchandising in Company-operated stores, expansion of the product lines offered to the Company's independently-operated wholesale customers, sales to new wholesale customers and an improved economic climate in the Company's primary market area. Additionally, 1996 and 1995 sales were favorably impacted by a full fifty-two weeks of operations of the Company's Health and Beauty Care/General Merchandise (HBC/GM) distribution facility which was acquired in 1994.

        The Company's strategic initiatives to remodel, reposition and expand Company-operated retail stores have resulted in the consolidation and enlargement of Company-operated retail stores. The following table details the number, format and size of Company-operated retail stores between years:

                                 1996         1995         1994
                                ------       ------       ------
Beginning of year                 38           42           45
Opened                             -            -            2
Closed                            (1)          (4)          (5)
                                ------       ------       ------
End of year                       37           38           42
                                ======       ======       ======
Store Formats:
  Rini-Rego Stop-N-Shop           32           33           37
  Rini-Rego Marketplace            5            5            3
  Other                            -            -            2
Average store square
  footage (37 stores)         47,995       47,330       46,586

        Sales in Company-operated retail stores increased over that of the prior year by 5.3% in 1996 and 8.0% in 1995 as same store sales increases of 7.3% in 1996 and 9.1% in 1995 more than offset the loss of sales resulting from fewer Company-operated retail stores. Adjusted for a 53rd week of sales in 1993, total sales in Company-operated retail stores declined 5.4% in 1994 principally due to a reduction in the number of Company-operated retail stores between years coupled with declining same store sales of .4%. The reversal of same store sales declines in 1995 was attributed to the Company's retail remodeling, repositioning and expansion programs, aggressive merchandising, which included the introduction of the Company's Preferred Shoppers Club, and an improved economic climate. Additionally, the loss of sales associated with the closing a total of nine Company-operated retail stores between 1995 and 1994 was offset by the addition of two newer, larger Company-operated retail stores in May 1994.

        The Company's trend of same store sales increases slowed in 1996 due to the cycling of store remodels from prior years and the timing and nature of 1996 remodels. The Company completed three major remodeling projects during 1996 and four major remodeling projects in each of 1995 and 1994. The Company anticipates completing six major remodeling projects during 1997 which are dependent upon the finalization of building plans, approval of local zoning boards, accessibility of landlords, solicitation of building contractors and appropriate weather conditions during the building season. The Company believes its trend of retail sales increases will continue albeit at a slower rate due largely to increased competition from competitors' new stores and merchandising strategies and continued competition from national mass merchandising chains diversifying their product lines into grocery categories.

        The Company's retail remodeling and repositioning initiatives, where certain non-core stores were closed and certain core stores were remodeled, expanded or consolidated into larger retail facilities, has proven successful, yielding continued sales growth and improved operating leverage. Since the first quarter of 1994, the Company has constructed or converted five former Rini-Rego Stop-N-Shop stores to its Marketplace format. The Marketplace stores are larger, averaging approximately 65,000 square feet, and meet the consumer's basic grocery needs while offering an expanded product line, with emphasis on high quality perishable departments and a variety of full service, consumer-oriented departments.

        During 1995, the Association of Stop-N-Shop Supermarkets, a northeast Ohio advertising cooperative which includes all Company-operated retail stores, introduced a new target marketing campaign, the Preferred Shoppers Club. Participating shoppers receive a Preferred Shoppers Club card which entitles them to extra discounts below normal sales prices. This program was the first of its kind in northeast Ohio and allows the Company to offer its customers greater value and will ultimately enhance the Company's ability to meet customer purchasing requirements and preferences. The success of this program has increased sales in Company-operated retail stores and proven a valuable merchandising tool to combat competitive pressures from both traditional and non-traditional grocery retailers. The Company's primary competitor introduced a frequent shoppers card in March 1996. The introduction of the competitor's card lessened the effect of the Company's Preferred Shoppers Card somewhat but has not had a significant impact on sales in Company-operated retail stores. However, it is still too early to assess the full impact of the competitor's card program.

        After adjusting for the 53rd week of sales in 1993, sales to independently-operated retail stores continued a trend of increased sales over that of the prior year with increases of 11.9% in 1996, 3.4% in 1995 and 13.9% in 1994. Sales to independently-operated retail stores in 1996 increased principally because of new sales to 102 PharMor stores primarily located in the eastern third of the United States and the addition of new customers in the southeast Michigan area. Fiscal 1995 sales benefited from new customer additions as well as the improving economic climate which, in turn, increased sales to independently-operated retail stores. The acquisition of an HBC/GM distribution facility from the Company's former HBC/GM supplier increased sales in 1994.

        The Company has continued to increase its wholesale sales penetration to existing customers, primarily in the perishable, private label and HBC/GM product lines. The Company continues to evaluate other markets outside its primary market area for potential distribution opportunities. As part of its 1994 acquisition of an HBC/GM distribution facility, the Company began servicing Hills Department Stores throughout the eastern third of the United States. In 1995, the Company opened a sales office in the Detroit area focusing on meat distribution and new business development.

        Total Company sales also benefited from an improved economy in the Company's primary market area. The economy in northeast Ohio, which was stagnant in 1994, began to expand early in 1995 and continued to improve throughout both 1995 and 1996. The improved economic climate, combined with the Company's merchandising programs in both Company-operated retail stores and independently-operated retail stores, resulted in consumers increasing the amount of their average purchase and trading-up in many commodity lines.

Gross Profit
- ------------

        Gross profit, as a percentage of sales, fluctuated from 19.27% in 1994 to 19.79% in 1995 and 19.45% in 1996. This fluctuation in the gross profit percentage is principally a function of shifting sales mix between years. Sales to independently-operated retail stores carry a lower gross profit percentage than sales in Company-operated retail stores. As such, a shift in the mix of these sales impacts overall gross profit percentages. Sales generated in Company-operated retail stores as a percentage of total Company sales increased from 50.6% in 1994 to 51.7% in 1995 and then decreased to 50.2 % in 1996. This mirrors the shift in the gross profit percentage. The Company has been able to maintain gross profit percentages on sales to independently-operated retail stores and in Company-operated retail stores through improved procurement systems, merchandising and effective inventory management.

Selling, General And Administrative (SG&A) Expenses
- ---------------------------------------------------

        SG&A expenses, as a percentage of sales, were 16.88% in 1996, 17.61% in 1995 and 17.35% in 1994. These shifts also reflect the change in the sales mix between years. Sales in Company-operated retail stores require higher SG&A costs than sales to independently-operated retail stores. Accordingly, the SG&A percentage increased and decreased with the above mentioned sales mix. The Company has been able to minimize the impact of the shift of sales mix on the SG&A percentage through improved productivity resulting from the implementation of Total Quality Management initiatives and improved leverage of certain fixed SG&A expenses over a higher sales volume.

Restructuring Charge
- --------------------

        The Company recorded a restructuring charge in 1994 reflecting costs associated with the Company's long range strategic initiatives to reposition its Company-operated retail store operations. These initiatives include the disposition of non-core stores and the consolidation of certain Company-operated retail store locations into larger retail facilities.

        The Company's 1994 restructuring charge included a $4 million non-cash charge to write down fixed assets to their net realizable value and an $8 million charge for future cash expenditures (principally occupancy costs net of expected sublease income) related to the closing of thirteen Company-operated retail stores. The Company utilized $1.7 million, $.6 million and $1.3 million of cash for its restructuring charges in 1996, 1995 and 1994, respectively.

        The Company closed five of the stores included in the restructuring charge in fiscal 1994, four of these stores in 1995 and one in 1996. The remainder of these Company-operated retail stores will be closed over the next three to four years. The Company plans to operate approximately 35 to 38 expanded or newly remodeled Company-operated retail stores by the end of 1998, which is expected to result in a limited reduction of overall employee levels.

        The Company's restructuring charge reflects the Company's overall plan to reposition its Company-operated retail stores, focusing on its Rini-Rego Stop-N-Shop core-store format. The Company does not currently anticipate any future restructuring charges.

Interest Expense, Net
- ---------------------

        Interest expense, net of interest income, decreased from $7.0 million in 1994, to $6.4 million in 1995, to $5.3 million in 1996. These decreases are a function of lower borrowing levels under the Company's bank credit facilities which were the product of programs to reduce the investment in distribution inventories and increase inventory turns and increased cash flow from operations. The average interest rate charged under the Company's bank credit facilities was 8.06% in 1996, 8.43% in 1995 and 6.74% in 1994. The increase in this interest rate between 1995 and 1994 was principally the result of an increase in the bank's prime lending rate. The decrease in this rate between 1996 and 1995 was the result of negotiated interest rate reductions in 1996 and 1995 and the Company's utilization of LIBOR pricing. The Company currently borrows funds under its bank credit facilities at either the bank's prime lending rate or 1.25% over LIBOR.

Income Taxes
- ------------

        The Company provided income taxes at an effective tax rate of 40.1% in 1996, 40.3% in 1995 and 37.0% in 1994. The increase in the Company's effective tax rate in 1995 represents a higher provision for federal income taxes as a result of the Company being taxed at a higher federal tax rate and a higher state income tax provision because of higher income for financial reporting purposes. The lower effective tax rate in 1994 was also the result of a lower provision for state income taxes due to lower income for financial reporting purposes. The Company accounts for the franchise tax portion of its state income tax provision as an operating expense.

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

CAPITAL RESOURCES AND LIQUIDITY

        The Company's primary source of capital has historically come from internally generated funds. However, the Company's intensified capital expenditure requirements and higher working capital needs associated with the acquisition of its HBC/GM distribution facility increased the Company's reliance on its bank credit facilities in 1994. During 1996 and 1995, debt levels decreased due to an increase in net income, an increase in the distribution inventory turns and the resulting decrease in working capital requirements and the repayment of notes by independently-operated retailers.

        Operating activities generated $51.1 million of cash in 1996, $46.8 million in 1995 and $13.6 million in 1994. In addition to increases in net income, cash provided by operating activities was favorably impacted by the above mentioned repayment of customer notes (1996), Company programs to maximize its return on inventories and the timing of payments on accrued expenses and other liabilities. The success of Company programs to lower distribution inventories and increase inventory turns resulted in a greater percentage of 1996 and 1995 distribution inventories being financed through trade accounts payable, without extending vendor terms, rather than through the Company's revolving credit facilities. Accrued expenses and other liabilities increased in 1994 due primarily to the $12 million restructuring charge. In 1995, accrued expenses and other liabilities increased because of increased income tax accruals due to increased net income and larger payroll related accruals. In 1996, cash was utilized to pay accrued income taxes from the prior year as well as 1996 tax estimates.

        The lower level of cash provided by operations in 1994 was a function of lower earnings coupled with the increased working capital requirements of expanded sales to independently-operated retailers. The food distribution industry requires a significant investment in receivables and inventories to meet customer needs. Increased levels of inventories were required in 1994 to support the new HBC/GM distribution facility and forward buy opportunities. Additional wholesale customer financing was also made available to support the acquisition by two independently-operated wholesale customers of four former Company-operated retail stores in the Akron/Canton area. These notes were repaid during 1996. Cash provided by operating activities in 1994 was also impacted by a $6.9 million non-cash credit for the adoption of SFAS No. 109.

        Since cash provided by operating activities was utilized to reduce borrowings under the Company's revolving lines of credit, and increased inventory turns resulted in a higher trade accounts payable to FIFO inventory ratio, working capital exclusive of deferred income taxes decreased to $5.9 million in 1996 from $13.9 million in 1995 and $36.4 million in 1994. The Company's ratio of current assets to current liabilities, exclusive of deferred income taxes, also decreased to 1.05:1 at the end of 1996 from 1.13:1 and 1.43:1 at the end of 1995 and 1994, respectively. These shifts reflect the changes in working capital components that are discussed above.

        Lower borrowing levels under the Company's bank credit facilities reduced the Company's long-term liabilities to equity ratio to .56:1 at the end of 1996 from 1.00:1 at the end of 1995 and 1.46:1 at the end of 1994. The Company has continued to improve its ratio of total liabilities to equity lowering it to 1.92:1 at the end of 1996 from 2.61:1 and 2.98:1 at the end of 1995 and 1994, respectively.

        The Company utilized $31.2 million of cash flow for capital expenditures in 1996 which is consistent with prior year levels. This amount reflects the Company's acquisition of its Aurora Road and Cash-N-Carry distribution facilities, which had previously been leased, and lower retail capital expenditure levels. The Company used $20.9 million of its capital expenditures on retail remodeling projects ($23.2 million in 1995 and $22.3 million in 1994), $8.7 million for distribution facilities and equipment ($2.5 million in 1995 and $3.4 million in 1994) and $1.6 million on data processing systems upgrades and corporate equipment and vehicles ($2.4 million in 1995 and $1.4 million in 1994).

        Retail capital expenditures were made to modernize and expand Company-operated retail locations. At the end of 1996, the Company operated 37 retail locations compared to 38 retail locations at the same time last year. The store closed during 1996 was closed temporarily during the construction of its replacement store. The increase in distribution facilities and equipment expenditures in

1996 was partially offset by the sale of the Aurora Road facility at the end of 1996. This facility was not used by the Company for any significant operating activities.

        The Company anticipates the level of capital expenditures for the next two fiscal years will be slightly higher than the previous three fiscal years principally because of the acceleration of the Company's remodeling programs. Capital expenditure levels will be maintained in the $35-45 million range over the next three fiscal years which will complete the Company's remodeling and expansion of its existing core stores. Additionally, the Company is expanding its Bedford Heights, Ohio distribution facilities to meet the needs of its distribution operations. The Company believes that cash flow from operations and the unused portion of its bank credit facilities ($52.5 million at the end of 1996) will adequately fund planned capital expenditures, normal ongoing business activities and scheduled debt principal repayments.

IMPACT OF INFLATION

        Inflation increases the Company's major costs, inventory and labor. Because of the high velocity of inventory turnover in the food distribution industry and the Company's use of the Last-in, First-out (LIFO) valuation method for a majority of its inventories, the impact of inflation is normally reflected very quickly in the results of operations. The food distribution industry has experienced little or no food price inflation over the last three years. Accordingly, the Company's provisions for LIFO inventories for the past three years were as follows: expense of $773,000 and $69,000 in 1996 and 1995, respectively, and income of $486,000 in 1994. Experience indicates that highly competitive market conditions may prevent the Company from fully recovering inflation-driven costs through retail pricing alone.

RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long- lived Assets to be Disposed Of," must be adopted by the Company in the first quarter of fiscal 1997. This standard requires the Company to evaluate the recoverability of long-lived assets based on expected future cash flows. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

        SFAS No. 123, "Accounting for Stock-Based Compensation," must be adopted by the Company no later than the fiscal year ending June 28, 1997. This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE
         None

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from the Company's Proxy Statement, to be filed no later than October 28, 1996, appearing under the caption "Election of Directors."


ITEM 11.        EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the Company's Proxy Statement, to be filed no later than October 28, 1996, appearing under the caption "Executive Compensation."


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

        The information required by this Item is incorporated by reference from the Company's Proxy Statement, to be filed no later than October 28, 1996, appearing under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from the Company's Proxy Statement, to be filed no later than October 28, 1996, appearing under the caption "Certain Transactions."

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K

(A)     LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

        1.      Financial Statements                                   Page
                --------------------
                Report of Independent Public Accountants                26

                Consolidated Balance Sheets as of June 29, 1996
                and July 1, 1995                                        27

                Consolidated Statements of Income for the
                three fiscal years ended June 29, 1996                  29

                Consolidated Statements of Stockholders' Equity
                for the three fiscal years ended June 29, 1996          31

                Consolidated Statements of Cash Flows for the
                three fiscal years ended June 29, 1996                  32

                Notes to Consolidated Financial Statements              34


        2.      Financial Statement Schedules
                -----------------------------

                Financial Statement Schedules to the Consolidated Financial Statements required by Article 12 of Regulation S-X are not required under the related instruction or are inapplicable and therefore have been omitted.

        3.      Exhibits
                --------
           3.1             Certificate of Incorporation (previously filed as
                           Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed with Securities and Exchange Commission (the "Commission") on May 15, 1995 and incorporated herein by reference)

           3.2 By-Laws (previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-8 filed with the Commission on May 15, 1995 and incorporated herein by reference)

           4.1 9-3/4% Subordinated Debentures due December 30, 2001 of Rini-Rego Supermarkets, Inc. ("Rini-Rego") (previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K filed with the Commission on September 25, 1992 and incorporated herein by reference)

           4.2             Trust Indenture between American Seaway Foods, Inc.
                           ("American") and Ameritrust Company National
                           Association as Trustee dated as of December 1, 1991 (previously filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the Commission on September 25, 1992 and incorporated herein by reference)

           10.1 Amended and Restated Credit Agreement by and among Rini-Rego, Society National Bank as agent ("Society") for Society, The Bank of New York Commercial Corporation, PNC Bank, National Association and Star Bank, N.A. (collectively, the "Banks") dated as of May 27, 1993 (previously filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

           10.2 Amended and Restated Credit Agreement by and among American, Society and the Banks dated as of May 27, 1993 (previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

           10.3 Amended and Restated Security Agreement by and among Rini-Rego, Society and the Banks dated as of May 27, 1993 (previously filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

           10.4 Amended and Restated Security Agreement by and among American, Society and the Banks dated as of May 27, 1993 (previously filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

           10.5 Amended and Restated Security Agreement by and among Seaway Food Service, Inc., Society and the Banks dated as of May 27, 1993 (previously filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

           10.6 Amended and Restated Security Agreement by and among Fisher Properties, Inc., Society and the Banks dated as of May 27, 1993 (previously filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

           10.7 Amended and Restated Guaranty Agreement by Riser dated as of May 27, 1993 (previously filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

           10.8 Amended and Restated Guaranty Agreement by Rini-Rego dated as of May 27, 1993 (previously filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

           10.9 Amended and Restated Guaranty Agreement by American dated as of May 27, 1993 (previously filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

           10.10 Amended and Restated Guaranty Agreement by Seaway dated as of May 27, 1993 (previously filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

           10.11 Amended and Restated Guaranty Agreement by Fisher dated as of May 27, 1993 (previously filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K filed with the Commission on October 1, 1993 and incorporated herein by reference)

           10.12 Form of Amendment No. 1 to Amended and Restated Guaranty Agreement by Riser (executed as of May 16,
                           1994) (previously filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K filed with the Commission on September 29, 1994 and incorporated herein by reference)

           10.13 Form of Amendment No. 1 to Amended and Restated Credit Agreement by and among Rini-Rego, Society and the Banks (executed as of May 16, 1994) (previously filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K filed with the Commission on September 29, 1994 and incorporated herein by reference)

           10.14 Form of Amendment No. 1 to Amended and Restated Credit Agreement by and among American, Society and the Banks (executed as of October 6, 1994) (previously filed as Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1995 and incorporated herein by reference)

           10.15 Form of Amendment No. 2 to Amended and Restated Guaranty Agreement by Riser (executed as of October 6, 1994) (previously filed as Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1995 and incorporated herein by reference)

           10.16 Form of Amendment No. 2 to Amended and Restated Credit Agreement by and among Rini-Rego, Society and the Banks (executed as of October 6, 1994) (previously filed as Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1995 and incorporated herein by reference)

           10.17 Form of Amendment No. 2 to Amended and Restated Credit Agreement by and among American, Society and the Banks (executed as of April 28, 1995) (previously filed as Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1995 and incorporated herein by reference)

           10.18 Form of Amendment No. 3 to Amended and Restated Guaranty Agreement by Riser (executed as of April 28, 1995) (previously filed as Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1995 and incorporated herein by reference)

           10.19 Form of Amendment No. 3 to Amended and Restated Credit Agreement by and among Rini-Rego, Society and the Banks (executed as of April 28, 1995) (previously filed as Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1995 and incorporated herein by reference)

           10.20 Supplemental Retirement Plan (SERP) for Riser Foods, Inc. (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1996 and incorporated herein by reference)

           10.21 Form of Amendment No. 4 to Amended and Restated Guaranty Agreement by Riser (executed as of August 20, 1996)

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


                                         RISER FOODS, INC.


                                         By: /s/ Anthony C. Rego
                                             -----------------------------
                                                Anthony C. Rego
                                                Chairman of the Board and
                                                Chief Executive Officer

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


        Name                                      Title                                      Date
        ----                                      -----                                      ----

/s/ Anthony C. Rego                            Chairman of the Board                     September 23, 1996
- ------------------------                       and Chief Executive
Anthony C. Rego                                Officer


/s/ Charles A. Rini, Sr.                       President, Chief                          September 23, 1996
- ------------------------                       Operating Officer
Charles A. Rini, Sr.                           and Director


/s/ Ronald W. Ocasek                           Sr. Vice President,                       September 23, 1996
- ------------------------                       Chief Financial
Ronald W. Ocasek                               Officer, Treasurer and
                                               Director (Principal
                                               Accounting Officer)


/s/ Thomas A. Rego                             Sr. Vice President,                       September 23, 1996
- ------------------------                       Secretary and Director
Thomas A. Rego

/s/ Charles A. Rego                            Sr. Vice President                        September 23, 1996
- ------------------------                       and Director
Charles A. Rego

/s/ Charles A. Rini                            Director                                  September 23, 1996
- ------------------------
Charles A. Rini

                                               Director                                  September   , 1996
- ------------------------
Anthony Rini

/s/ Charles A. Rini, Jr.                       Director                                  September 23, 1996
- ------------------------
Charles A. Rini, Jr.

/s/ S. Lee Kohrman                             Director                                  September 23, 1996
- ------------------------
S. Lee Kohrman

/s/ Robert H. Kanner                           Director                                  September 23, 1996
- ------------------------
Robert H. Kanner

/s/ William A. Miller                          Director                                  September 23, 1996
- ------------------------
William A. Miller

/s/ James A. Schlindwein                       Director                                  September 23, 1996
- ------------------------
James A. Schlindwein

/s/ Jack A. Robinson                           Director                                  September 23, 1996
- ------------------------
Jack A. Robinson

                    Report of Independent Public Accountants


To Riser Foods, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of RISER FOODS, INC. (a Delaware corporation) AND SUBSIDIARIES as of June 29, 1996 and July 1, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riser Foods, Inc. and Subsidiaries as of June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.

     As explained in Note 4 to the Consolidated Financial Statements, effective July 4, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109.


                                                            ARTHUR ANDERSEN LLP
Cleveland, Ohio,
August 30, 1996.

                                RISER FOODS, INC.
                                -----------------

                                AND SUBSIDIARIES
                                ----------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (dollars in thousands)

                                     ASSETS
                                     ------


                                                          June 29,                     July 1,
                                                            1996                        1995
                                                          ---------                   ---------
CURRENT ASSETS:
         Cash and cash equivalents                        $  3,541                    $  4,075
         Trade accounts receivable, net                     36,903                      38,272
         Inventories                                        72,406                      74,042
         Deferred income taxes                               9,066                      10,022
         Prepaid expenses                                    4,613                       4,895
                                                          ---------                   ---------
                  Total current assets                     126,529                     131,306

PROPERTY, EQUIPMENT AND CAPITAL LEASES:
         Land                                                7,351                       4,230
         Buildings and improvements                         47,102                      43,750
         Equipment                                          80,309                      76,700
         Leasehold improvements                             69,000                      61,146
                                                          ---------                   ---------
                                                           203,762                     185,826
         Less - Allowances for depreciation,
           amortization and loss on disposal
           of fixed assets                                  79,762                      67,729
                                                          ---------                   ---------
                                                           124,000                     118,097

OTHER ASSETS:
         Notes receivable                                    4,784                      10,868
         Deferred income taxes                               4,947                       6,119
         Other                                               2,088                       2,071
                                                          ---------                   ---------
                  Total other assets                        11,819                      19,058
                                                          ---------                   ---------
TOTAL ASSETS                                              $262,348                    $268,461
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

                                RISER FOODS, INC.
                                -----------------

                                AND SUBSIDIARIES
                                ----------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                         June 29,                    July 1,
                                                                                          1996                        1995
                                                                                        ---------                   ---------
CURRENT LIABILITIES:
         Accounts payable                                                               $ 59,433                    $ 52,209
         Accrued expenses                                                                 41,790                      45,210
         Current portion of-
           Debt                                                                            5,513                       4,861
           Capital lease obligations                                                       1,284                       1,392
           Self insurance reserves                                                         3,555                       3,750
                                                                                        ---------                   ---------
              Total current liabilities                                                  111,575                     107,422

LONG-TERM PORTION OF:
         Debt                                                                             32,514                      55,749
         Capital lease obligations                                                         5,531                       6,840
         Self insurance reserves                                                          12,595                      11,845
                                                                                        ---------                   ---------
                                                                                          50,640                      74,434

OTHER LIABILITIES                                                                         10,191                      12,231


STOCKHOLDERS' EQUITY:
         Series A Preferred Stock - $100 par value; $8.00 cumulative convertible, nonvoting; 30,000 shares authorized; 18,044
             shares outstanding in 1995                                                      -                           -
         Common Stock - $.01 par value:
             Class A - 20,000,000 shares authorized;
               7,174,787 and 7,125,287 shares                                                 72                          71
               outstanding in 1996 and 1995, respectively
             Class B - 5,000,000 shares authorized;
               955,613 shares outstanding                                                     10                          10
         Paid-in capital                                                                  36,138                      35,546
         Retained earnings                                                                53,722                      38,747
                                                                                        ---------                   ---------
              Total stockholders' equity                                                  89,942                      74,374
                                                                                        ---------                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $262,348                    $268,461
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

                                RISER FOODS, INC.
                                -----------------

                                AND SUBSIDIARIES
                                ----------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                 (in thousands, except share and per share data)



                                                                            Fiscal Year Ended
                                                            -----------------------------------------------------
                                                             June 29,              July 1,               July 2,
                                                               1996                 1995                  1994
                                                            (52 Weeks)           (52 Weeks)           (52 Weeks)
                                                            -----------          -----------          -----------
NET SALES                                                   $1,285,209           $1,184,993           $1,121,604
COST OF GOODS SOLD                                           1,035,157              950,433              905,456
                                                            -----------          -----------          -----------
         Gross profit                                          250,052              234,560              216,148

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                     217,006              208,716              194,626
RESTRUCTURING CHARGE                                              -                    -                  12,000
                                                            -----------          -----------          -----------
         Operating income                                       33,046               25,844                9,522

INTEREST EXPENSE                                                (6,254)              (7,559)              (7,802)
INTEREST INCOME                                                    936                1,208                  788
                                                            -----------          -----------          -----------
INCOME BEFORE INCOME TAXES AND
  CHANGE IN ACCOUNTING PRINCIPLE                                27,728               19,493                2,508

PROVISION FOR INCOME TAXES:
         State and local                                         2,094                1,367                   46
         Federal                                                 9,028                6,485                  882
                                                            -----------          -----------          -----------
                                                                11,122                7,852                  928
NET INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                             16,606               11,641                1,580

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE:
         Accounting for income taxes                              -                     -                  6,866
                                                            -----------          -----------          -----------
NET INCOME                                                      16,606               11,641                8,446

LESS PREFERRED STOCK DIVIDENDS                                      11                  144                  144
                                                            -----------          -----------          -----------
NET INCOME FOR COMMON STOCKHOLDERS                          $   16,595           $   11,497           $    8,302
                                                            ===========          ===========          ===========


                                                                      Fiscal Year Ended
                                                     -----------------------------------------------------
                                                      June 29,              July 1,             July 2,
                                                        1996                 1995                 1994
                                                     (52 Weeks)           (52 Weeks)            (52 Weeks)
                                                     -----------          -----------          -----------
NET INCOME PER COMMON SHARE:
     Net income before cumulative
       effect of change in accounting
       principle                                     $     2.05           $     1.42           $      .18
     Cumulative effect of change in
       accounting principle:
         Accounting for income taxes                        -                    -                    .85
                                                     -----------          -----------          -----------
NET INCOME PER COMMON SHARE                          $     2.05           $     1.42           $     1.03
                                                     ===========          ===========          ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  8,096,473            8,080,900            8,080,901
                                                     ===========          ===========          ===========



















         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                RISER FOODS, INC.
                                -----------------

                                AND SUBSIDIARIES
                                ----------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                      (in thousands, except per share data)




                                                   Preferred          Class A          Class B           Paid-In           Retained
                                                     Stock             Common           Common           Capital           Earnings
                                                   ---------         ---------        ---------         ---------         ---------

BALANCE AT JULY 3, 1993                            $  1,804          $     71         $     10          $ 35,546          $ 18,948

         Net income                                     -                 -                -                 -               8,446
         Preferred stock
           dividends of
           $8 per share                                 -                 -                -                 -                (144)
                                                   ---------         ---------        ---------         ---------         ---------

BALANCE AT JULY 2, 1994                               1,804                71               10            35,546            27,250

         Net income                                     -                 -                -                 -              11,641
         Preferred stock
           dividends of
           $8 per share                                 -                 -                -                 -                (144)
         Redemption of
           Preferred Stock                           (1,804)              -                -                 -                 -
                                                   ---------         ---------        ---------         ---------         ---------

BALANCE AT JULY 1, 1995                                 -                  71               10            35,546            38,747

         Net income                                     -                 -                -                 -              16,606
         Preferred stock
           dividends of
           $.61 per share                               -                 -                -                 -                 (11)
         Common stock
           dividends of $.20
           per share on Class
           A and B Common
           Stock                                        -                 -                -                 -              (1,620)
         Stock options
           exercised                                    -                   1              -                 384                -
         Tax Benefit of stock
           options exercised                            -                 -                -                 208                -
                                                   ---------         ---------        ---------         ---------         ---------

BALANCE AT JUNE 29, 1996                           $    -            $     72         $     10          $ 36,138          $ 53,722
                                                   =========         =========        =========         =========         =========


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

                                RISER FOODS, INC.
                                -----------------

                                AND SUBSIDIARIES
                                ----------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (in thousands)




                                                                                 Fiscal Year Ended
                                                                  -------------------------------------------------
                                                                   June 29,            July 1,            July 2,
                                                                     1996               1995               1994
                                                                  (52 Weeks)         (52 Weeks)          (52 Weeks)
                                                                  ----------         ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $  16,606          $  11,641           $   8,446
        Adjustments to reconcile net income
           to net cash provided by
           operating activities:
               Cumulative effect of change in
                  accounting principle                                  -                  -                (6,866)
               Depreciation and amortization                         17,862             17,448              14,804
               Loss on sale of assets                                   688                828                 639
               Deferred income tax provision                          2,128             (2,496)             (3,269)
               Changes in assets and liabilities:
                  Decrease (increase) in accounts
                    and notes receivable                              7,453                171              (6,743)
                  Decrease (increase) in
                    inventories                                       1,636                237              (1,797)
                  Decrease (increase) in prepaid
                    expenses                                            282                (57)               (231)
                  Increase in other assets                             (295)              (343)               (779)
                  Increase (decrease) in accounts
                    payable                                           7,224              6,595              (1,574)
                  Increase in self insurance reserves                   555              1,314                 474
                  (Decrease) increase in accrued
                    expenses and other liabilities                   (2,995)            11,671              10,395
                  Other changes                                         (66)              (240)                 95
                                                                  ----------         ----------          ----------
        Net cash provided by
           operating activities                                   $  51,078          $  46,769           $  13,594
                                                                  ----------         ----------          ----------




                                                                        Fiscal Year Ended
                                                      -------------------------------------------------
                                                       June 29,            July 1,            July 2,
                                                        1996                1995                1994
                                                      (52 Weeks)         (52 Weeks)          (52 Weeks)
                                                      ----------         ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                         $ (31,226)         $ (28,050)          $ (27,132)
    Proceeds from sale of fixed assets                    4,840              2,420                 876
                                                      ----------         ----------          ----------
        Net cash used for investing activities          (26,386)           (25,630)            (26,256)
                                                      ----------         ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on revolving lines of credit             614,085            651,479             917,069
    Repayments of revolving lines of credit            (636,712)          (666,655)           (900,290)
    Additional borrowings                                 5,093              1,425               6,914
    Debt repayments                                      (5,237)            (6,165)             (9,435)
    Repayment of capital lease obligations               (1,417)            (1,380)             (1,470)
    Common stock dividends                               (1,620)               -                   -
    Stock options exercised                                 593                -                   -
    Preferred stock dividends                               (11)              (144)               (144)
                                                      ----------         ----------          ----------
        Net cash (used for) provided by
           financing activities                         (25,226)           (21,440)             12,644
                                                      ----------         ----------          ----------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                         (534)              (301)                (18)
CASH AND CASH EQUIVALENTS, AT BEGINNING
  OF YEAR                                                 4,075              4,376               4,394
                                                      ----------         ----------          ----------
CASH AND CASH EQUIVALENTS, AT END
  OF YEAR                                             $   3,541          $   4,075           $   4,376
                                                      ==========         ==========          ==========

SUPPLEMENTAL DATA:
    Interest paid                                     $   6,498          $   7,571           $   7,627
                                                      ==========         ==========          ==========

    Income taxes paid                                 $  13,390          $   6,807           $   6,417
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

                                RISER FOODS, INC.
                                -----------------

                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(1)      Summary of Significant Accounting Policies:
         -------------------------------------------
         SEGMENT INFORMATION -- Riser Foods, Inc. (Riser or the Company) is engaged in one business segment, the food distribution industry. The Company distributes national brand and private label products through Company-operated and other independently-operated retail stores throughout northeast and central Ohio, southeastern Michigan and western Pennsylvania. The Company operates 37 retail locations in northeast Ohio. The following is a detail of the number of Company-operated stores by year:

                                  1996       1995       1994
                                  ----       ----       ----
          Beginning of year        38         42         45
          Opened                    -          -          2
          Closed                   (1)        (4)        (5)
                                  ----       ----       ----
          End of year              37         38         42
                                  ====       ====       ====

         PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Riser and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

         USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECENT ACCOUNTING PRONOUNCEMENTS -- Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," must be adopted by the Company in the first quarter of fiscal 1997. This standard requires the Company to evaluate the recoverability of long-lived assets based on expected future cash flows. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

         SFAS No. 123, "Accounting for Stock-Based Compensation," must be adopted by the Company no later than the fiscal year ending June 28, 1997. This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

         FISCAL YEAR -- The Company's fiscal year ends on the Saturday closest to June 30. Fiscal 1996, 1995, 1994 consist of the 52 weeks ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively.

         CASH EQUIVALENTS -- The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

         INVENTORIES -- Inventories, principally perishable and nonperishable food products, general merchandise, health and beauty care items and related products for resale, are stated at the lower of cost or market. Cost is determined through the use of the last-in, first-out (LIFO) method for a majority of consolidated inventories: 81% at June 29, 1996 and 77% at July 1, 1995. The first-in, first-out (FIFO) method is used to determine cost for the remaining inventories which consist principally of perishable products.

         If the FIFO method had been used to determine cost for all Company inventories, total inventories would have been higher than reported by approximately $7,224,000 at June 29, 1996 and $6,452,000 at July 1, 1995.

         PROPERTY, EQUIPMENT AND CAPITAL LEASES -- Property and equipment are recorded at cost and depreciated using the straight-line method at annual rates sufficient to amortize the cost of the assets during their estimated useful lives. Accelerated depreciation methods are used for income tax purposes. Amortization of property under capital leases is computed using the straight-line method over the shorter of the estimated life of the asset or the term of the lease. The following ranges of depreciable lives are used:

              Buildings and Improvements          19 to 40 years
              Leasehold Improvements               5 to 20 years
              Equipment                            3 to 15 years

         SELF INSURANCE RESERVES -- The Company is primarily self insured for property loss, general liability costs and workers' compensation. Estimated costs of these self insurance programs are accrued at current cost based on projected settlements for claims and include estimates for claims incurred but not reported. Any adjustments made to previously recorded reserves are reflected in current operating results. Amounts charged to expense for self insured liabilities were $4,394,000, $4,726,000, $3,940,000 in 1996, 1995 and 1994,
respectively.

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

         ADVERTISING COSTS -- Costs incurred for producing and communicating advertising are expensed when incurred.

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

(2)      Trade Accounts and Notes Receivable:
         ------------------------------------
         Trade accounts receivable include $2,992,000 and $5,386,000 of the current portion of notes receivable at June 29, 1996 and July 1, 1995, respectively. Trade accounts receivable are net of an allowance for doubtful accounts of $2,766,000 at June 29, 1996 and $2,953,000 at July 1, 1995.

         The Company's trade accounts and notes receivable are primarily with various independently-operated wholesale customers who are engaged in retail food distribution in northeast and central Ohio, western Pennsylvania and southeastern Michigan.

         The Company's notes receivable principally arise from the financing of store leaseholds, inventory and fixed assets related to the Company's independently-operated wholesale customers. Loans to independent retailers, as well as trade accounts receivable, are primarily collateralized by the retailers' inventory, equipment and fixtures. The notes range in length from 1 to 7 years and primarily bear interest at prime plus 1.0% or 1.5%. Management believes the estimated fair market value of the notes approximates net carrying value at June 29, 1996 and July 1, 1995.

(3)      Accrued Expenses:
         -----------------
         Accrued expenses include the following (in thousands):

                                                               1996                   1995
                                                            ---------              ---------
                 Accrued payroll and related
                  expenses                                  $ 13,359               $ 12,536
                 Accrued customer rebates                      7,165                  6,570
                 State and local taxes                         5,683                  5,752
                 Accrued income taxes                          1,665                  5,643
                 Closed facilities reserve,
                  current portion                              1,945                  3,458
                 Redeemed preferred stock                       -                     1,895
                 (See Note 9)
                 Other accrued expenses                       11,973                  9,356
                                                            ---------              ---------
                                                            $ 41,790               $ 45,210
                                                            =========              =========

(4)      Income Taxes:
         -------------

         At the beginning of 1994, the Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". This statement requires that the liability method of accounting for income taxes be used rather than the deferred method previously used. The Company elected not to restate prior years' financial statements and the cumulative effect of this accounting change was to increase 1994 net income by $6,866,000, or $.85 per share. The cumulative effect is principally the result of benefiting the expected utilization of tax net operating loss carryforwards (NOL) and the adjustment of deferred tax balances to reflect changes in statutory rates.

         The income tax provision in the accompanying consolidated statements of income differs from the provision at statutory rates as follows (in thousands):


                                                        1996       1995     1994
                                                      --------- --------- ---------
         Income before income taxes and
           change in accounting principle             $ 27,728  $ 19,493  $  2,508
                                                      ========= ========= =========
         Tax provision at federal
           statutory rates                            $  9,705  $  6,822  $    853
         State and local income taxes, net
           of federal income tax benefit                 1,361       889        30
         Officers' life insurance                           52       100        28
         Other                                               4        41        17
                                                      --------- --------- ---------
         Provision for income taxes                   $ 11,122  $  7,852  $    928
                                                      ========= ========= =========

         The Company's income tax provision consists of the following components (in thousands):

                                                        1996       1995     1994
                                                      --------- --------- ---------
         Current:
            Federal                                   $  7,150  $  8,281  $  3,351
            State and local                              1,844     2,067       846
                                                      --------- --------- ---------
                                                         8,994    10,348     4,197
         Deferred:
            Federal                                      1,878    (1,796)   (2,469)
            State and local                                250      (700)     (800)
                                                      --------- --------- ---------
                                                         2,128    (2,496)   (3,269)
                                                      --------- --------- ---------
         Provision for income taxes                   $ 11,122  $  7,852  $    928
                                                      ========= ========= =========

         Significant components of the Company's net deferred tax asset at June 29, 1996 and July 1, 1995, are as follows (in thousands):


                                                           1996              1995
                                                         ---------         ---------
         DEFERRED TAX LIABILITIES:
           Property, equipment and capital
             leases                                      $ (5,894)         $ (6,342)
           State and local taxes other
             than income                                     (605)             (601)
                                                         ---------         ---------
                                                           (6,499)           (6,943)
         DEFERRED TAX ASSETS:
           Reserve for uncollectible accounts               1,569             1,598
           Closed facilities reserve                        3,451             5,419
           Self insurance reserves                          6,122             5,957
           Employees' retirement benefits                   1,853             1,721
           Accruals not currently deductible                3,728             4,205
           Net operating loss carryforwards                 6,529             7,156
           Other                                            1,908             1,676
                                                         ---------         ---------
                                                           25,160            27,732
         VALUATION ALLOWANCE                               (4,648)           (4,648)
                                                         ---------         ---------
         NET DEFERRED TAX ASSET                          $ 14,013          $ 16,141
                                                         =========         =========

         The Company has gross NOL totaling $19,203,000 which expire as follows (in thousands):

                     Year                NOL
                     ----              --------
                     2001              $13,815
                     2002                5,388
                                       --------
                                       $19,203
                                       ========

SFAS No. 109 requires that the tax benefit of such NOL be recognized as an asset to the extent the Company assesses the utilization of such NOL to be "more likely than not". Based upon the Company's requirements to meet profitability at both the subsidiary level and consolidated level and tax regulations which limit the annual amount of NOL available for deduction and carryforward period, the Company does not currently believe it is more likely than not that the entire amount of NOL will be utilized before they expire. As such, the valuation allowance of $4,648,000 established upon the adoption of SFAS No. 109 is maintained. To the extent it is determined that such valuation allowance is no longer appropriate, income tax expense of future periods will be favorably impacted.

(5)      Long-Term Debt:
         ---------------
         Long-term debt is comprised of the following (in thousands):

                                                                                             1996            1995
                                                                                           --------        --------

         Borrowings under bank credit facilities:
             Revolving lines of credit                                                     $  -            $22,627
             Term loan                                                                       6,857           8,571

         Taxable Variable Rate Demand Notes                                                  7,000           9,000

         9.75% Subordinated Debentures, less unamortized issuance discount of
             $1,071 and $1,225 at 1996 and 1995, respectively, $655 due annually beginning December 30,
             1997, with remainder due in 2001                                               12,021          11,867

         Financing leases                                                                    9,418           5,498

         Real estate mortgages at rates
             ranging from 8.75% to 10%                                                       2,300           2,534

         Other notes payable                                                                   431             513
                                                                                           --------        --------
                                                                                            38,027          60,610
         Less - Current maturities                                                           5,513           4,861
                                                                                           --------        --------
         Long-term Debt                                                                    $32,514         $55,749
                                                                                           ========        ========

         The Company's bank credit facilities (Facilities), which provide for revolving lines of credit, letters of credit and a term loan up to an aggregate of $73.9 million, expire in July 1998. Effective March 1, 1996, the Company negotiated new interest rates for borrowings under the Facilities. Interest under the Facilities accrues at either the bank's prime lending rate or LIBOR plus 1.25%, at the Company's option, with interest paid monthly. Commitment fees representing .25% per annum of the unused portion of the facilities are paid monthly. Agency fees of $5,000 are paid quarterly. The term loan is payable in quarterly installments of $428,571 over five years with a balloon payment due in April 1998. Available unused borrowing capacity under these Facilities at June 29, 1996 was approximately $52.5 million.

         The Facilities consist of separate credit agreements for each of the Company's significant operating entities (collectively the Consolidated Credit Agreement). Borrowings under each entity's individual facility cannot exceed 85% of the respective entity's qualified receivables, plus from 55% to 65% of eligible inventories and 100% of eligible cash and cash equivalents, less certain reserves and obligations, all as defined in the Consolidated Credit Agreement. The Facilities are secured by substantially all the assets of Riser and each individual credit facility is cross-guaranteed by all other subsidiaries and guaranteed by Riser.

         Among other covenants, the Consolidated Credit Agreement requires that the Company maintain, on a consolidated basis, minimum levels of tangible net worth and cash flows and a minimum ratio of liabilities to tangible net worth which vary each fiscal year. The agreement further provides for limitations on dividends and capital expenditures. The Company is in compliance with all covenants at June 29, 1996.

         The Company's Taxable Variable Rate Demand Notes (Notes) bear interest at a variable rate based on the higher of the average 30-day or 90-day commercial paper rate, plus a market increment which at June 29, 1996 was .125%, payable monthly. Principal under the Notes is payable in annual installments of $2,000,000 through December 1, 1997 and $3,000,000 on December 1, 1998. The
Notes are secured by a bank letter of credit. The bank letter of credit expires in December 1998, has an annual fee of 1% on the outstanding note balance, and is secured by the Facilities.

         Concurrent with the issuance of the Notes, the Company entered into an exchange transaction which fixed the higher of the 30-day or 90-day commercial paper rate at 6.50% through December 1, 1994 at dollar amounts which correspond to the Notes outstanding. Until the expiration of the exchange contract, the Company recorded interest expense on the Notes as if the interest rate was fixed at 6.50%.

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

         The Company finances certain store fixtures and equipment associated with programs to remodel and expand its Company-operated retail stores under financing agreements with seven year terms and bearing interest at rates ranging from 6.9% to 9.2%.

         Certain property with an aggregate net value for financial reporting purposes of $10,953,000, was pledged to secure real estate first mortgages on June 29, 1996.

         Future maturities of long-term debt as of June 29, 1996, are summarized as follows (in thousands):

           1997                                          $ 5,513
           1998                                            9,718
           1999                                            5,728
           2000                                            2,894
           2001                                            2,565
           2002 and thereafter                            11,609
                                                         --------
                                                         $38,027
                                                         ========

         No quoted market prices are available for any of the Company's long-term debt as it is not actively traded. However, management believes the carrying values of the Company's borrowings under the Facilities, the Notes and real estate mortgages approximate their fair values as all bear interest at current market rates. It is not practical to estimate the fair value of the Company's 9.75% Subordinated Debentures because of the inability to estimate fair value without incurring excessive costs.

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

         Leased property under capital leases, which is included in property, equipment and capital leases, consisted of the following amounts (in thousands):

                                                       1996                        1995
                                                     --------                    --------

         Buildings                                   $10,455                     $11,916
         Equipment                                     1,316                       1,509
                                                     -------                     -------
                                                      11,771                      13,425
         Less - Allowance for
           amortization                               (8,247)                     (8,862)
                                                     -------                     -------
                                                     $ 3,524                     $ 4,563
                                                     =======                     =======

         The following is a schedule of future minimum lease payments under noncancelable operating and capital leases as of June 29, 1996 (in thousands):

                                                            Operating Leases                          Capital Leases
                                                      Related             Unrelated             Related           Unrelated
                                                      --------            ---------             --------          ---------
         1997                                         $ 1,508             $ 11,100              $   167           $  2,027
         1998                                           1,534                9,950                  180              1,466
         1999                                           1,557                9,345                  193              1,154
         2000                                           1,557                8,075                  193              1,112
         2001                                           1,557                7,726                  193              1,029
         Thereafter                                     3,771               49,682                1,260              2,285
                                                      --------            ---------             --------          ---------
                                                      $11,484             $ 95,878                2,186              9,073
                                                      ========            =========
         Less -
           Amounts representing
             executory costs                                                                        -                  414
           Imputed interest                                                                       1,348              2,682
                                                                                                --------          ---------
           Present value of net minimum
             lease payments                                                                         838              5,977

         Less - Current portion                                                                     -                1,284
                                                                                                --------          ---------
                                                                                                $   838           $  4,693
                                                                                                ========          =========

         The Company also subleases certain of its leased retail store locations and a portion of its warehouses. Future minimum rental income under subleases of operating and capital leases at June 29, 1996 amounted to $13,765,000.

         Total rental expense for unrelated operating leases was as follows (in thousands):


                                                                               1996               1995               1994
                                                                            ---------          ---------          ---------

         Minimum rental                                                     $ 10,506           $ 10,223           $  8,656
         Contingent rental                                                       263                336                141
         Sublease rental income                                               (1,789)            (1,655)            (1,976)
                                                                            ---------          ---------          ---------
                                                                            $  8,980           $  8,904           $  6,821
                                                                            =========          =========          =========

         Total rental expense for related operating leases was as follows (in thousands):


                                                        1996               1995               1994
                                                     ---------          ---------          ---------
         Minimum rental                              $  1,351           $  2,101           $  2,211
         Contingent rental                                 68                 35                 35
         Sublease rental income                          (778)              (730)              (591)
                                                     ---------          ---------          ---------
                                                     $    641           $  1,406           $  1,655
                                                     =========          =========          =========

(7)      Disposition of Facilities:
         --------------------------
         The Company provides for the estimated costs of closing facilities concurrent with making the decision to close. The types of costs provided primarily include future lease payments net of estimated sublease income and expected losses on disposal of assets.

         An analysis of the activity in the closed facilities reserve is as follows (in thousands):


                                                        1996               1995               1994
                                                     ---------          ---------          ---------
         Beginning balance                           $ 13,664           $ 14,887           $  5,923

         Restructuring charges                           -                  -                12,000

         Payments and other
          deductions                                   (4,559)            (1,223)            (3,036)
                                                     ---------          ---------          ---------
         Ending balance                              $  9,105           $ 13,664           $ 14,887
                                                     =========          =========          =========


         The 1994 restructuring charge represented estimated costs associated with the Company's retail store consolidation plan to close smaller, outdated Company-operated retail stores representing approximately 456,000 square feet. Certain of these stores were replaced by newer, larger stores representing approximately 431,000 square feet. Some of these newer stores are operated by wholesale customers and the remaining stores are expanded Company-operated retail stores. At June 29, 1996, the Company has closed ten stores included in the 1994 restructuring charge.

         At June 29, 1996 the net book value of fixed assets and property relating to closed facilities was $3,227,000. An allowance to reduce these assets to their estimated net realizable value is included in the allowance for depreciation, amortization and loss on disposal, while the long-term portion of the reserve for closing facilities is classified in other liabilities on the accompanying balance sheets.

(8)      Employee Benefit Plans:
         -----------------------
         The Company sponsors an employee savings plan (401(k)) for all non-union employees. Contributions to the plan are in the form of employee salary deferrals and Company matching funds. Amounts contributed and expensed for Company matching funds were $352,000 in 1996, $334,000 in 1995 and $227,000 in 1994.

         The Company also participates in various multi-employer pension plans. The plans provide for defined benefits to substantially all of the Company's union employees. Amounts charged to pension cost and contributed to the plans were approximately $5,619,000, $5,012,000 and $4,789,000, for 1996, 1995 and
1994, respectively. At the dates of the latest actuarial valuations, the aggregate withdrawal liability for the multi-employer pension plans totaled approximately $2,677,000.

         The Company maintains retirement benefit arrangements for certain former key executives of the Company. The plans primarily provide for payments to these executives for life with a three-year extension for surviving spouses. The Company recorded expense of $300,000 in 1995 and no expense in 1996 and 1994. The amount accrued for these plans was $2,710,000 at June 29, 1996 and $2,923,000 at July 1, 1995.

         During fiscal 1995, the Company established a Supplemental Executive Retirement Plan (SERP) which will provide retirement benefits to participating executives supplementing amounts currently limited under the Company's 401(k) Plan by Internal Revenue Service regulations. These benefits will be made upon the retirement, death or disability of the executive. Payments are made for the life of the executive with a minimum benefit of 15 years to either the executive or their beneficiary. The SERP also provides for reduced benefits in the event of early retirement, death or disability. The Company discounts the net present value of benefits under the SERP utilizing a 7.50% discount factor. Vested benefits are not required to be funded; however, the Company has elected to insure the lives of these executives to assist in the funding of the SERP liability. The Company recorded $599,000 and $1,284,000 of expense related to the SERP in fiscal 1996 and 1995, respectively, of which $145,000 and $943,000 in fiscal 1996 and 1995, respectively, represented the vesting of prior service costs.

(9)      Capital Stock:
         --------------
         The Company's Board of Director's unanimously approved on June 9, 1995 the redemption of the Series A Preferred Stock on July 28, 1995 at $105 per share. Accordingly, the Series A Preferred Stock is classified in accrued expenses on July 1, 1995 and no amounts are outstanding at June 29, 1996.

         The holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share, except with respect to the election of directors, at which time holders of Class A Common Stock vote as a separate class and are entitled to elect 25% of the total number of directors and the Class B Common Stockholders elect the remaining directors. Amounts shown on the balance sheets are net of 1,553,630 shares of Class A Common stock outstanding that are held by a Riser subsidiary.

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


                                     Class A
                                     Common          Option Price
                                     Stock           Per Share
                                     --------        ------------
     Balance - July 3, 1993          255,800         $7.31-$10.31
       Granted                           -                 -
       Forfeited                     (20,400)        $7.31-$10.31
       Exercised                         -                 -
                                     --------
     Balance - July 2, 1994          235,400         $7.31-$10.31
       Granted                       226,500            $7.25
       Forfeited                     (13,000)        $7.31-$10.31
       Exercised                         -
                                     --------
     Balance - June 1, 1995          448,900         $7.25-$10.31
       Granted                          -                 -
       Forfeited                      (1,800)           $7.31
       Exercised                     (49,500)        $7.31-$10.31
                                     --------
     Balance - June 29, 1996         397,600         $7.25-$10.31
                                     ========

     Available for future grants      52,900
                                     ========

         The options granted in 1995 were non-qualified options for federal income tax purposes and are not exercisable until two years after grant.

         At the date of Riser's business combination, options to purchase shares of a Riser subsidiary's common stock, issued pursuant to that subsidiary's Stock Option Plan, were converted into options to acquire Class A Common Stock. These outstanding options, totaling 7,000 at June 29, 1996, are at option prices ranging from $9.25 to $15.13.

(10)     Investment in Stop-N-Shop Supermarkets:
         ---------------------------------------
         The Company has a 70% ownership and 38% voting interest in the Association of Stop-N-Shop Supermarkets (Association), an association of Cleveland grocery retailers that provides combined advertising and other services to members. The Company accounts for this investment using the equity method of accounting.

         Amounts paid to the Association for services provided to the Company totaled approximately $4,131,000, $3,686,000 and $3,429,000 for 1996, 1995 and
1994, respectively. The trade accounts payable balance in the accompanying balance sheets include amounts due the Association of approximately $82,000 at June 29, 1996 and $315,000 at July 1, 1995. The trade accounts receivable balance in the accompanying balance sheets include amounts due from the Association of approximately $1,668,000 at June 29, 1996 and $774,000 at July 1, 1995.

(11)     Contingent Liabilities:
         -----------------------
         The Company, through one of its subsidiaries, is the guarantor of certain lease obligations and mortgages of Dominick's Finer Foods, Inc., a former subsidiary. The lease obligations guaranteed total approximately $11,267,644 over the noncancelable terms of the obligations, some of which extend to the year 2006. The Company has no collateral or security interests in the lease obligations or mortgages. The Company is also the guarantor of certain lease obligations for two of its independently-operated wholesale customers. The lease obligations guaranteed total approximately $6,785,000 over the noncancellable terms of the obligations, some of which extend to 2008. The Company has an indemnification agreement with both of these customers. Management believes that the contingent liability, if any, resulting from the guarantee of these obligations will not have a material adverse effect on the Company's consolidated financial position or results of its operations.

         The Company has an agreement with Electronic Data Systems Corporation
(EDS) for the management and operation of the Company's data center. This agreement provides for minimum payments summarized as follows (in thousands):

                             1997                                  $ 3,584
                             1998                                    3,750
                             1999                                    1,948
                                                                   --------
                                                                   $ 9,282
                                                                   ========

         The agreement expires in December, 1998 and may be terminated by either party upon six months notice and upon the payment of certain fees for termination.

         The Company is involved in a number of legal proceedings incidental to its business. Management believes that the liability, if any, resulting from all pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position or the results of its operations.

(12)     Quarterly Financial Data (unaudited):
         -------------------------------------
         (in thousands, except per share data)

                                                                               Quarter Ended
                                                         -------------------------------------------------------------
                                                         10/21/95         01/13/96          04/06/96         06/29/96
                                                        (16 Weeks)       (12 Weeks)        (12 Weeks)       (12 Weeks)
                                                         ---------        ---------         ---------        ---------
Net Sales                                                $377,387         $301,712          $305,758         $300,352
Gross profit                                               74,760           58,822            58,085           58,385
Income before
  income taxes                                              5,292            7,742             6,846            7,848
Net income                                                  3,122            4,552             4,055            4,877
Net income per
  common share                                                .38              .56               .50              .60
                                                         =========        =========         =========        =========


                                                                                  Quarter Ended
                                                         -------------------------------------------------------------
                                                         10/22/94         01/14/95          04/08/95         07/01/95
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
                                                         =========        =========         =========        =========


                                               Exhibit Index
                                               -------------


         Page No.                   Exhibit No.               Description

           49                       10.21                     Form of Amendment No. 4 To
                                                              Amended and Restated Guaranty
                                                              Agreement by Riser

           56                          21                     Subsidiaries of the Registrant

           57                          23                     Consent of Arthur Andersen LLP

           58                          27                     Financial Data Schedule
