Form 10-Q
period 1997-04-05
RISER FOODS INC /DE/
filed 1997-05-20
CIK 832177

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C.  20549

                                FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 5, 1997

                                   or

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

                    YES        X           NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                                                     May 5, 1997
     Class A Common Stock, $.01 Par Value             8,853,118
     Class B Common Stock, $.01 Par Value               901,912

                    PART I.  FINANCIAL INFORMATION


 Item 1.   Financial Statements


                    RISER FOODS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                         (In thousands of dollars)

                                         4/5/97        6/29/96
                                       ----------    ----------
          ASSETS                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents            $   3,454     $   3,541
  Trade accounts receivable, net          32,043        36,903
  Inventories                             78,783        72,406
  Deferred income taxes                    9,066         9,066
  Prepaid expenses                         5,638         4,613
                                       ----------    ----------
    Total current assets                 128,984       126,529

PROPERTY, EQUIPMENT AND
  CAPITAL LEASES:                        234,861       203,762
    Less-Allowances for
      depreciation, amortization
      and loss on disposal of
      fixed assets                        90,641        79,762
                                       ----------    ----------
                                         144,220       124,000

OTHER ASSETS:
  Deferred income taxes                    4,947         4,947
  Notes receivable                         3,901         4,784
  Other                                    2,089         2,088
                                       ----------    ----------
    Total other assets                    10,937        11,819
                                       ----------    ----------
TOTAL ASSETS                           $ 284,141     $ 262,348
                                       ==========    ==========




        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

                                               4/5/97     6/29/96
                                             ----------  ----------
                                             (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $  58,715   $  59,433
  Accrued expenses                              40,931      41,790
  Current portion of long-term liabilities       8,400      10,352
                                             ----------  ----------
    Total current liabilities                  108,046     111,575

LONG-TERM LIABILITIES:
  Debt                                          47,991      32,514
  Capital lease obligations                      4,698       5,531
  Self insurance reserves                       13,701      12,595
                                             ----------  ----------
    Total long-term liabilities                 66,390      50,640

OTHER LIABILITIES                                6,247      10,191

STOCKHOLDERS' EQUITY:
  Class A Common Stock--7,296,788 and
    7,174,787 shares outstanding at
    4/5/97 and 6/29/96, respectively                73          72
  Class B Common Stock--901,912 and
    955,613 shares outstanding at
    4/5/97 and 6/29/96, respectively                 9          10
  Paid-in capital                               36,693      36,138
  Retained earnings                             66,683      53,722
                                             ----------  ----------
    Total stockholders' equity                 103,458      89,942
                                             ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 284,141   $ 262,348
                                             ==========  ==========









        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

                    RISER FOODS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (In thousands of dollars, except share and per share data)
                                (unaudited)

                        40 Weeks Ended:        12 Weeks Ended:
                       4/5/97     4/6/96      4/5/97     4/6/96
                    ----------- ----------  --------- -----------

NET SALES           $1,030,675  $ 984,857   $ 304,298  $ 305,758

COST OF GOODS SOLD     827,910    793,190     243,078    247,673
                    ----------- ----------  ---------- ----------
  Gross profit         202,765    191,667      61,220     58,085

SELLING, GENERAL &
  ADMINISTRATIVE
  EXPENSE              174,614    167,507      51,922     50,036
                    ----------- ----------  ---------- ----------
  Operating income      28,151     24,160       9,298      8,049

INTEREST EXPENSE        (3,507)    (5,106)     (1,085)    (1,345)
INTEREST INCOME            350        826         104        142
                    ----------- ----------  ---------- ----------
INCOME BEFORE INCOME
  TAXES AND
  EXTRAORDINARY ITEM    24,994     19,880       8,317      6,846

PROVISION FOR INCOME
  TAXES                  9,994      8,151       3,322      2,791
                    ----------- ----------  ---------- ----------
NET INCOME BEFORE
  EXTRAORDINARY ITEM    15,000     11,729       4,995      4,055

EXTRAORDINARY ITEM:
  Loss on early extinguish-
  ment of debentures net
  of tax benefit
  of $380                 (570)      -           (570)      -
                    ----------- ----------  ---------- ----------
NET INCOME          $   14,430  $  11,729   $   4,425  $   4,055

LESS PREFERRED STOCK
  DIVIDENDS               -            11         -         -
                    ----------- ----------  ---------- ----------
NET INCOME FOR
  COMMON
  STOCKHOLDERS      $   14,430  $  11,718   $   4,425  $   4,055
                    =========== ==========  ========== ==========
/TABLE

                          40 Weeks Ended:        12 Weeks Ended:
                         4/5/97     4/6/96      4/5/97     4/6/96
                       ---------- ----------  ---------- ----------
NET INCOME PER COMMON SHARE
  Net Income Before
    Extraordinary Item $    1.84  $    1.45   $     .61  $     .50
  Extraordinary Item        (.07)      -          (.07)      -
                       ---------- ----------  ---------- ----------
NET INCOME PER
  COMMON SHARE         $    1.77  $    1.45   $     .54  $     .50
                       ========== ==========  ========== ==========

DIVIDENDS PER
  COMMON SHARE         $     .18  $     .15   $     .06  $     .05
                       ========== ==========  ========== ==========
WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING   8,150,621  8,088,996   8,178,407  8,101,560
                       ========== ==========  ========== ==========




























        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

                    RISER FOODS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands of dollars)
                                (unaudited)

                            40 Weeks Ended:     12 Weeks Ended:
                           4/5/97    4/6/96    4/5/97    4/6/96
                          --------- --------- --------- ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income            $ 14,430  $ 11,729  $  4,425  $  4,055
    Adjustments to reconcile
      net income to net cash
      provided by (used for)
      operating activities:
    Depreciation & amort.   14,701    13,348     4,739     4,150
      Loss on early
        extinguishment
        of debentures          950      -          950      -
      Changes in assets
        and liabilities     (4,438)    7,725    (7,465)   (8,379)
                          --------- --------- --------- ---------

    Net cash provided by
      (used for) operating
      activities            25,643    32,802     2,649      (174)
                          --------- --------- --------- ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
 Purchases of fixed assets (36,588)  (21,162)  (12,344)   (4,433)
  Proceeds from sales of
   fixed assets                174       204        63       102
                          --------- --------- --------- ---------
    Net cash used for
    investing activities   (36,414)  (20,958)  (12,281)   (4,331)
                          --------- --------- --------- ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Borrowings under
     revolving lines
      of credit            183,223   614,085    99,787   188,219
    Repayments of
     revolving lines
      of credit           (147,259) (624,474)  (76,370) (182,379)
    Additional borrowings     -        5,093      -         -
    Early redemption of
     debentures            (13,092)      -     (13,092)     -
    Debt repayments        (10,218)   (4,572)     (444)     (424)

                           40 Weeks Ended:    12 Weeks Ended:
                           4/5/97   4/6/96    4/5/97   4/6/96
                          -------- --------  -------- --------
    Repayments of capital
      lease obligations    (1,056)  (1,074)     (309)    (331)
    Exercise of stock
      options                 555      245       307      134
    Common stock
      dividends            (1,469)  (1,215)     (492)    (406)
    Preferred stock
      dividends               -        (11)     -        -
                          -------- --------  -------  --------

   Net cash provided by
      (used for) financing
      activities           10,684  (11,923)    9,387    4,813
                          -------- --------  -------- --------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                  (87)     (79)     (245)     308

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD     3,541    4,075     3,699    3,688
                          -------- --------  -------- --------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD         $ 3,454  $ 3,996   $ 3,454  $ 3,996
                          ======== ========  ======== ========
SUPPLEMENTAL DATA:
 Interest Paid            $ 3,460  $ 4,882   $ 1,089  $   982
                          ======== ========  ======== ========
 Income Taxes Paid        $ 7,672  $10,306   $ 4,547  $ 4,588
                          ======== ========  ======== ========














        The accompanying Notes to Consolidated Condensed Financial
           Statements are an integral part of these statements.

                    RISER FOODS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               APRIL 5, 1997

(1)  Basis of Presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The results of operations for the twelve and forty weeks ended April 5, 1997 are not necessarily indicative of the results for the fiscal year ending June 28, 1997.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the financial position at the dates indicated and of the results of operations for the interim periods presented.

(2)  Debt:

     The Company amended its bank credit facilities (the Facilities) during the second quarter of fiscal 1997. These amended Facilities provide for revolving lines of credit and letters of credit up to an aggregate of $85.0 million and terminate on October 31, 2001. Interest under the Facilities now accrues at either the bank's prime lending rate or LIBOR plus a margin that ranges from .30% to .75% depending upon the Company's consolidated leverage ratio. Among other covenants, the Facilities require that the Company maintain minimum levels of consolidated net worth and consolidated leverage and interest coverage ratios, all as defined. Available unused borrowing capacity under the Facilities was approximately $43.0 million at April 5, 1997.

     On March 31, 1997, the Company redeemed all of its outstanding 9.75% Subordinated Debentures at par plus applicable accrued interest. This redemption resulted in a loss on early extinguishment of debentures of $570,000 which is net of applicable tax benefits of $380,000. The loss was primarily the result of the Company's write-off of the remaining original issue discount related to these debentures. The Company utilized borrowings under the Facilities to fund this transaction.

(3)  Changes in Equity:

     The Company's Board of Directors unanimously approved the redemption of the Company's Series A Preferred Stock on June 9,
1995. The outstanding shares of preferred stock were redeemed on July 28, 1995 at a redemption price of $105 per share plus accumulated dividends. The Company redeemed 18,044 shares at a total redemption price of $1,894,620 plus accumulated dividends of $11,007 during the first quarter of fiscal 1996.

     The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and there can be no assurance that dividends will be paid in the future. Year-to-date, the Company has paid dividends on its Common Stock totalling $1,748,969 (of which $279,654 was paid to a wholly owned subsidiary of the Company) and $1,448,049 (of which $233,045 was paid to a wholly owned subsidiary of the Company) in fiscal 1997 and 1996, respectively.

     The Company has a Stock Incentive Plan (the Plan) which provides for both qualified and non-qualified stock options, as well as stock appreciation rights and restricted stock grants for employees, officers and directors. Stock options must be issued at not less than the fair value of the Class A Common Stock at the date of grant and are exercisable for up to ten years from the date
of grant.   The options outstanding under the plan are exercisable
at option prices ranging from $7.25 to $23.63 per share. Options for 68,300 and 31,600 shares of Class A Common Stock were exercised at prices ranging from $7.25 to $10.31 per share during the first forty weeks of fiscal 1997 and 1996, respectively.

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

(4)  Subsequent Event:

     Subsequent to the end of the third quarter of fiscal 1997, the Company announced that it has reached a definitive agreement to merge with Giant Eagle, Inc., a privately held, Pittsburgh-based retail supermarket chain and wholesale distributor. Giant Eagle will acquire all of the Company's outstanding Class A and Class B stock for $42 per share for a total of $403 million, which includes the assumption of approximately $47 million of debt and the acquisition of existing options. The transaction will be financed under a firm commitment that Giant Eagle has received from a major U.S. bank. Giant Eagle will shortly commence a tender offer to acquire all the outstanding shares of Riser Class A stock and, following the closing of the tender offer, will acquire all outstanding Class B stock in a merger. The transaction is subject to required regulatory approvals and other customary terms and conditions and the merger is also subject to stockholder approvals. In connection with the merger agreement, certain stockholders, who own approximately 12.7% of the Class A stock and approximately 57% of of the Class B stock, have agreed not to transfer their shares except in accordance with the tender offer and have agreed to vote their shares in favor of the merger. Although there is no assurance that the transaction will be consummated, Giant Eagle and Riser expect that the tender offer will be closed in June 1997.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     The following table sets forth items from the Company's
Consolidated Condensed Statements of Income as a percentage of net sales:

                           40 Weeks Ended:         12 Weeks Ended:
                         4/5/97      4/6/96      4/5/97     4/6/96
                        --------    --------    --------   --------
Net sales                100.00      100.00      100.00     100.00
Cost of goods sold        80.33       80.54       79.88      81.00
                        --------    --------    --------   --------
Gross profit              19.67       19.46       20.12      19.00
Selling, general &
 administrative expense   16.94       17.01       17.06      16.36
                        --------    --------    --------   --------
Operating income           2.73        2.45        3.06       2.64
Interest expense           (.34)       (.52)       (.36)      (.44)
Interest income             .03         .09         .03        .04
                        --------    --------    --------   --------
Income before income taxes
 and extraordinary item    2.42        2.02        2.73       2.24
Provision for income taxes  .97         .83        1.09        .91
                        --------    --------    --------   --------
Net income before
 extraordinary item        1.45        1.19        1.64       1.33
                        ========    ========    ========   ========

     The results of operations for the twelve and forty weeks ended April 5, 1997 continue to reflect successful implementation of strategic initiatives designed to improve operating performance and counter competitive and economic pressures. The food distribution industry has encountered little or no top line price inflation between years while operating costs, particularly labor and occupancy, have contractually risen. Overall industry sales and operating margins have been challenged by continued competition from non-traditional sources, such as convenience stores and national mass merchandising chains.

Net Sales

     In the third quarter of fiscal 1997, net sales decreased .48% to $304.3 million from $305.8 million in fiscal 1996. Year-to-date, fiscal 1997 net sales have increased 4.65% to $1,030.7 million from $984.9 million last year. Fiscal 1997 third quarter results ended a trend of increased sales over those of the prior year that resulted from strategic initiatives to remodel, reposition and enlarge Company-operated retail stores, aggressive merchandising in Company-operated stores, the expansion of product lines sold to the Company's independently-operated retail customers and a continued favorable economic climate in the Company's primary market area. The principle reason for the decline in sales during the third quarter of fiscal 1997 was the timing of the Easter holiday, a cycling of wholesale sales gains and one-time shipments to a wholesale customer last year.

     The Company's strategic initiatives to remodel and reposition Company-operated retail stores have resulted in the consolidation and enlargement of certain stores. The following table details the number, format and square footage of Company-operated retail stores between years:

                                            1997            1996
                                         ---------       ---------
     Number of Company-operated
      retail stores:
       Beginning of year                     37              38
       Opened                                 3              --
       Closed                                (4)             --
                                         ---------       ---------
       End of third quarter                  36              38
                                         =========       =========
     Store Formats:
       Rini-Rego Stop-N-Shop                 29              33
       Rini-Rego Marketplace                  7               5

     Square footage:
       Total - end of quarter            1,810,400       1,841,600
       Average store size                   50,289          48,463

     Sales in Company-operated retail stores increased over those of the prior year 1.86% in the third quarter and 2.75% year-to-date. These percentages have been negatively impacted by the timing of the Easter holiday. Traditionally, sales in Company-operated retail stores are at their lowest point the week following the Easter holiday. The third quarter of fiscal 1996 did not include the historically low sales for the week after Easter as Easter fell on the first day of the fourth quarter last year. Fiscal 1997 third quarter results did, however, include this historically low sales week. To adjust for this timing difference, the Company's comparison of sales in Company-operated retail stores below will include sales from the first week of the fourth quarter.

     Same store sales in the 33 Company-owned retail stores open in both years increased 1.45% in the thirteen weeks ended April 12, 1997 and 1.91% in the forty-one weeks ended April 12, 1997. These same store sales increases combined with the opening of three larger replacement stores more than offset sales losses resulting from two less Company-operated retail stores between years. Including the sales of the three replacement stores in fiscal 1997 and the stores they replaced in fiscal 1996, sales for the 36 stores servicing the same communities between years increased 4.59% in the thirteen week period and 4.58% in the forty-one week period. This continues a trend of same store sales increases which began in the fourth quarter of fiscal 1994. The increase in same store sales is attributed to the Company's retail remodeling and repositioning programs, aggressive merchandising including the Company's Preferred Shoppers Club card and a favorable economic climate. The rate of same store sales increases has slowed during the last four quarters as Company-operated retail stores have cycled against prior year remodeling projects and the timing of new store expansion projects which fell late in the first and third quarters of fiscal 1997.

     The Company's retail remodeling and repositioning initiatives, where certain non-core stores were closed and certain core stores were remodeled, expanded or consolidated into larger retail facilities, has proven successful, yielding continued sales growth and improved operating leverage. Since the first quarter of 1994, the Company has constructed or converted seven former Rini-Rego Stop-N-Shop stores to its Marketplace format. The Marketplace stores are larger, averaging approximately 65,000 square feet, and meet the consumer's basic grocery needs while offering an expanded product line, with emphasis on high quality perishable departments and a variety of full service, consumer-oriented departments. The Company opened its eighth Marketplace store in May 1997.

     Through the Association of Stop-N-Shop Supermarkets, a northeast Ohio advertising cooperative which includes all Company-operated retail stores, as well as other independently-operated retail customers serviced by the Company, the Company offers its customers the Preferred Shoppers Club. Participating shoppers receive a Preferred Shoppers Club card which entitles them to extra discounts below normal sales prices and other incentives. This program allows the Company to offer its customers greater value and will ultimately enhance the Company's ability to meet customer purchasing requirements and preferences. The success of this program has increased sales in Company-operated retail stores and other independently-operated retail customers serviced by the Company and proven a valuable merchandising tool to combat competitive pressures from both traditional and non-traditional grocery retailers. The Company's primary competitor introduced a frequent shoppers card in March 1996. The introduction of the competitor's card lessened the effect of the Company's Preferred Shoppers card somewhat but has not had a significant negative impact on sales in Company-operated retail stores.

     The Company expects its trend of same store sales increases to continue at levels realized during the fourth quarter of fiscal 1996 and the first forty weeks of fiscal 1997. The Company expects to continue its plans to remodel core stores by focusing on its Marketplace store format, where demographics so dictate, or its traditional Neighborhood store format. The Company also plans to continue to aggressively merchandise through its Preferred Shoppers Club to augment existing store sales.

     Net sales to independently-operated retail customers through Company distribution facilities decreased 2.78% in the thirteen weeks ended April 12, 1997 and increased 6.50% in the forty-one weeks ended April 12, 1997. Sales declines during the thirteen weeks ended April 12, 1997 were attributed to one-time sales of $2.6 million to a wholesale customer during the third quarter of fiscal 1996, the timing of the Easter holiday and the closing of several independently-operated retail customers between years. Additionally, several independently-operated retail customers have been negatively impacted by heightened competition from national mass merchandising chains entering the Company's primary market. Year-to-date, these declines were partially offset by increased penetration in existing stores serviced by the Company.

     In the forty-one weeks ended April 12, 1997, sales to independently-operated retail customers benefited from strategic initiatives targeting the expansion of the Company's primary wholesale distribution territory and expansion of the Company's product lines. Sales to independently-operated retail customers increased principally because of expanded product offerings to 103 PharMor and 155 Hills stores serviced by the Company, which are primarily located in the eastern third of the United States.

     As a percentage of net sales, year-to-date gross profit increased from 19.46% in fiscal 1996 to 19.67% in fiscal 1997. For the third quarter, gross profit increased from 19.00% for fiscal 1996 to 20.12% in fiscal 1997. These increases in the gross profit as a percentage of net sales are a function of shifting sales mix between years and product discounting and other charges which occurred in fiscal 1996.

     Sales in Company-operated retail stores carry a higher gross profit percentage than sales to independently-operated retail customers. As such, a shift in the mix of these sales impacts overall gross profit percentages. Sales generated in Company-operated retail stores as a percentage of total Company sales decreased from 50.7% in the first forty weeks of fiscal 1996 to 49.7% in the first forty weeks of fiscal 1997. For the third quarter, this percentage increased from 49.0% in fiscal 1996 to

50.1% in fiscal 1997.

     Third quarter gross profit percentages were not only impacted by the above mentioned shift in sales mix. During the third quarter of fiscal 1996, gross profit percentages on sales to independently-operated retail customers were negatively impacted by one-time conversion allowances and rebates for new customers.
There were no such one-time charges in the third quarter of fiscal 1997. Through the first forty weeks of fiscal 1996, the gross profit percentage was also negatively impacted by the closing of the Company's in-store pharmacies and higher than normal discounting of health and beauty care and general merchandise inventory in Company-operated retail stores. During fiscal 1997, the Company did not incur any substantial write-downs or discounting of retail inventories.

     In general, the Company has been able to maintain gross profit percentages on sales to independently-operated retail customers and in Company-operated retail stores through improved procurement systems, merchandising and effective inventory management.

     Selling, general and administrative (SG&A) expense also decreased as a percentage of net sales from 17.01% in the first forty weeks of fiscal 1996 to 16.94% in fiscal 1997. The major reason for this decline is the shift in mix of business toward sales to independently-operated retail customers, productivity gains and better expense leverage. In the third quarter, SG&A expense as a percentage of net sales rose from 16.36% in fiscal 1996 to 17.06% in fiscal 1997. This shift reflects the above mentioned change in the sales mix between years. Sales in Company-operated retail stores require higher SG&A costs than sales to independently-operated retail customers. Accordingly, the SG&A percentage increased with a change in mix.

     Interest expense declined $260,000 in the third quarter of fiscal 1997 and $1.6 million year-to-date. These decreases are a function of overall lower average borrowing levels and lower effective interest rates under the Company's bank credit facilities. Lower borrowing levels were the result of programs to reduce the investment in distribution inventories by increasing inventory turns, debt repayments and the Company's increased cash flow from operations. The effective interest rate recognized under the Company's bank credit facilities was 6.50% and 7.63% in the third quarters of fiscal 1997 and 1996, respectively. Year-to-date, the effective interest rate recognized under the Company's bank credit facilities was 6.91% in fiscal 1997 and 8.28% in fiscal 1996. The decrease in these rates was the result of negotiated interest rate reductions and the Company's utilization of LIBOR pricing.

     The Company provided for income taxes at an effective tax rate of 40.0% in fiscal 1997 compared to 41.0% in fiscal 1996. Taxes were provided at the various statutory rates to which the Company is subject and there were no significant differences between financial reporting and taxable income. The primary reason for the decrease in the Company's effective tax rate is a lower state and local tax provision reflecting the Company's present filing status.
The Company provides for the franchise tax portion of its state income tax provision as an operating expense.

     During the third quarter of fiscal 1997, the Company recorded an extraordinary charge of $570,000, which was net of applicable tax benefits of $380,000, related to the early retirement of its 9.75% Subordinated Debentures. The charge was principally the result of the Company's write-off of the unamortized balance of the debentures' original issue discount. The Company utilized borrowings under its bank credit facilities to fund this transaction.

CAPITAL RESOURCES AND LIQUIDITY

     Near the end of the third quarter of 1997, debt levels increased as a result of increased capital expenditures and higher working capital requirements associated with the Company's expanded distribution facilities and forward buy opportunities.

     Operating activities generated $25.6 million of cash in fiscal 1997 compared to $32.8 million in fiscal 1996. In adjusting net income to net cash provided by operating activities for fiscal 1997, the major changes in assets and liabilities include decreases of accounts and notes receivable of $5.7 million (decrease of $4.1 million in fiscal 1996), accounts payable of $.7 million (decrease of $2.3 million in fiscal 1996) and accrued expenses and other liabilities of $3.8 million (increase of $1.2 million in fiscal
1996) and increases in inventories of $6.4 million (decrease of $4.2 million in fiscal 1996), prepaid expenses of $1.0 million (increase of $.7 million in fiscal 1996) and self insurance reserves of $1.1 million (increase of $.4 million in fiscal 1996).

     The decrease in accounts and notes receivable and the increase in prepaid expenses during the third quarter of fiscal 1997 are normal seasonal fluctuations. During the third quarter of fiscal 1997, the Company increased seasonal inventory levels and turn inventory levels to meet anticipated sales requirements and take advantage of forward buying opportunities. Historically, the Company has reduced inventory levels following the Easter holiday season. However, increased sales to independently-operated retail customers and the impact of construction underway in the Company's primary distribution facility caused an increase in inventory levels at the end of the third quarter of fiscal 1997. Trade accounts payable, as a percentage of FIFO inventories, decreased from 74.6% at the end of fiscal 1996 to 67.1% at the end of the third quarter of fiscal 1997.

     As a result of the foregoing, working capital increased to $20.9 million from $15.0 million at the end of fiscal 1996. At the same time, the Company's current ratio increased from 1.13:1 at the end of fiscal 1996 to 1.19:1 at the end of the third quarter of fiscal 1997. Increased working capital requirements, principally inventory, were offset by a reduction in the current portion of long-term liabilities, primarily debt associated with the amending of the Company's bank credit facilities. Increased borrowings under the Company's bank credit facilities partially offset by net income increased the Company's long-term liabilities to equity ratio from .56:1 at the end of fiscal 1996 to .64:1 at the end of the third quarter of fiscal 1997. The Company's ratio of total liabilities to equity decreased to 1.75:1 at the end of the third quarter of fiscal 1997 from 1.92:1 at the end of fiscal 1996.

     The Company utilized $36.6 million of cash flow for capital expenditures. This amount is approximately $15.4 million higher than last year's level and reflects the Company's investment of $26.8 million ($12.2 million last year) in three new retail locations and other retail remodeling projects, $6.3 million ($7.8 million last year) for the expansion of distribution facilities and new equipment and $3.5 million ($1.2 million last year) on data processing systems upgrades. Fiscal 1996 capital expenditures for distribution facilities included the acquisition of the Company's Aurora Road and Cash-N-Carry distribution facilities which had previously been leased. The Aurora Road facility was subsequently sold prior to the end of fiscal 1996.

     The level of capital expenditures for fiscal 1997 will be higher than the previous three fiscal years principally because of the acceleration of the Company's remodeling programs and the expansion of its distribution facilities. After fiscal 1997, annual capital expenditure levels are expected to be maintained in the $30-$35 million range over the next three fiscal years until the Company has completed the remodeling or expansion of its core stores. The Company believes that cash flow from operations and the unused portion of its bank credit facilities will adequately fund planned capital expenditures of approximately $45 million in fiscal 1997, normal ongoing business activities and scheduled debt repayments.

IMPACT OF INFLATION

     Inflation increases the Company's major costs, inventory and labor. Because of the high velocity of inventory turnover in the food distribution industry and the Company's use of the LIFO valuation method for a majority of its inventory, the impact of inflation is normally reflected very quickly in the results of operations. The food distribution industry has experienced little or no food inflation over the last three years. Experience indicates that highly competitive market conditions may prevent the Company from fully recovering inflation-driven costs through retail pricing alone. The Company's provision for LIFO inventories was the same in both years: $462,000 for the third quarter and $1.5 million year-to-date.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (the Reform
Act)

     Certain information included in this report and other Company filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934, as well as other information which may be provided by the Company including written and oral statements made by its representatives, may contain forward-looking statements as defined in the Reform Act. All statements, other than those containing historical facts, which include words or phrases such as "will likely result", "are expected to be", "will continue", "is anticipated", "estimate", "project", "believe" or words of similar import are intended to identify forward-looking statements within the meaning of the Reform Act. In reviewing such information it should be noted that actual results may differ materially from those projected or suggested in such forward-looking statements. Forward-looking statements are conditioned upon a number of factors and were derived utilizing numerous assumptions. Many of these factors have previously been identified in other Company filings or statements made by or on behalf of the Company. Without limiting the foregoing, there is no assurance that the transaction with Giant Eagle, Inc. referenced in Note 4 of the Notes to Consolidated Condensed Financial Statements in this Form 10-Q will be consummated, or if consummated, when such closing will occur.

                         PART II. OTHER INFORMATION

Item 2.   Other Information

          Reference is made to the transactions with Giant Eagle, Inc. referenced in Note 4 of the Notes to Consolidated
          Condensed Financial Statements in this Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          The Company filed one Report on Form 8-K under Item 5 - Other Events on March 24, 1997 relating to the Company's redemption of its 9.75% Subordinated Debentures and filed three Reports on Form 8-K under Item 5 - Other Events on May 2, 1997, May 6, 1997 and May 15, 1997 relating to negotiations for a tender offer for its common stock.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         RISER FOODS, INC.
                                           (Registrant)




May 19, 1997                             /s/ Anthony C. Rego
                                         By: Anthony C. Rego
                                         Chairman of the Board and
                                         Chief Executive Officer




May 19, 1997                             /s/ Ronald W. Ocasek
                                         By: Ronald W. Ocasek
                                         Senior Vice President,
                                         Chief Financial Officer
                                         and Treasurer